Form 10-Q
period 2022-03-31
Acri Capital Acquisition Corp
filed 2022-07-18
CIK 1914023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:  001-41415

Acri Capital Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	87-4328187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13284 Pond Springs Rd, Ste 405 Austin, Texas	78729
(Address of principal executive offices)	(Zip Code)

512-666-1277
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	ACAC	The NASDAQ Stock Market LLC

Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	ACACW	The NASDAQ Stock Market LLC

Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	ACACW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 18, 2022, 8,625,000 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,156,250 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

MARCH 31, 2022

(Unaudited)

Assets
Cash	$30,507
Total Current Assets	30,507

Other Assets
Deferred offering costs	229,433
Total Assets	$259,940

Liabilities and Shareholder’s Equity
Promissory note - related party	$235,585
Total Current Liabilities	235,585

Commitments and Contingencies

Stockholder’s Equity:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-
Class A common stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding	216
Additional paid-in capital	24,784
Accumulated deficit	(645)
Total Stockholder’s Equity	24,355

Total Liabilities and Stockholder’s Equity	$259,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH MARCH 31, 2022

(Unaudited)

Formation and operating costs	$645
Net loss	$(645)

Basic and diluted weighted average Class B common shares outstanding	2,156,250

Basic and diluted net loss per Class B common share	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH MARCH 31, 2022

(Unaudited)

	Preferred Stock		Common Stock				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 7, 2022 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	-	-	2,156,250	216	24,784	-	25,000
Net loss	-	-	-	-	-	-	-	(645)	(645)
Balance as of March 31, 2022	-	$-	-	$-	2,156,250	$216	$24,784	$(645)	$24,355

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH MARCH 31, 2022

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(645)
Net Cash Used in Operating Activities	(645)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from promissory note to related party	235,585
Payment of deferred offering costs	(229,433)
Net Cash Provided by Financing Activities	31,152

Net Change in Cash	30,507

Cash, January 7, 2022 (inception)	-
Cash, March 31, 2022	$30,507

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

 MARCH 31, 2022

(Unaudited)

Note 1 — Organization, Business Operation and Going Concern Consideration

Acri Capital Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 7, 2022. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The company is not limited to a particular industry or geographic region for purposes of consummating an initial business combination. The Company will not undertake its initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). The Company has selected December 31 as its fiscal year end.

As of March 31, 2022, the Company had not commenced any operations. For the period from January 7, 2022 (inception) through March 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO became effective on June 9, 2022. On June 14, 2022 the Company consummated the IPO of 8,625,000 units (the “Units”) (including 1,125,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Class A Common Stock”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000 on June 14, 2022.

Substantially concurrently with the closing of the IPO, the Company completed the sale of 5,240,000 private placement warrants (the “Private Warrants”, together with the Public Warrants, the “Warrants”) to the Company’s sponsor, Acri Capital Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,240,000. The Private Warrants are identical to the Public Warrants except that the Private Warrants (including the Class A Common Stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination except to permitted transferees.

Transaction costs amounted to $4,838,883, consisting of $4,312,500 of underwriting fees and $526,383 of other offering costs. Following the closing of IPO, cash of $1,283,357 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Note 1 — Organization, Business Operation and Going Concern Consideration (cont.)

Following the closing of the IPO, the Company has agreed that $10.20 per Unit sold in the IPO, including the proceeds of the sale of the Private Warrants, will be held into a U.S.-based trust account (the “Trust Account”) with Wilmington Trust, National Association, acting as trustee. The funds held in the Trust Account will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, the proceeds from the IPO and the sale of the Private Warrants that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any shares of Class A Common Stock included in the Units sold in the IPO (the “Public Shares”) properly submitted in connection with a stockholder vote to amend then current amended and restated Company’s certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete the initial Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of 100% of the Company’s Public Shares if it is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which could have higher priority than the claims of the Company’s public stockholders. If the Company anticipate that it may not be able to consummate its initial Business Combination by March 14, 2023 (within nine (9) months from the consummation of the IPO), it may extend the period of time to consummate a Business Combination up to nine (9) times by an additional one month each time for a total of up to 9 months, affording the Company up to December 14, 2023 (up to eighteen (18) months from the consummation of the IPO) to complete its initial business combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Wilmington Trust, National Association acting as trustee, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each month extension $ $287,212 ($0.0333 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. If the Company complete its initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account. In addition, such extension funding loans may be convertible into Private Warrants upon the closing of the Company’s initial business combination at $1.00 per warrant at the option of the lender.

The shares of Class A Common Stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only by March 14, 2023 (nine (9) months from the closing of the IPO) (or up to December 14, 2023 (18 months from the closing of the IPO) if the Company extends the period of time to complete a Business Combination) from the closing of the IPO to complete the initial Business Combination (the “Combination Period”).

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period. The Sponsonr, directors and officers of the Company (the “founders”) have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (as defined in Note 5) and any Public Shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Note 1 — Organization, Business Operation and Going Concern Consideration (cont.)

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act (as defined in Note 2). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third party claims.

However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity

As of March 31, 2022, the Company had a working capital deficiency of $(205,078). Prior to the completion of the IPO, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this filing and therefore substantial doubt has been alleviated. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to consummate the proposed Business Combination.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

 MARCH 31, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalent as of March 31, 2022.

Deferred Offering Costs

Deferred offering costs consist of legal expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to stockholder’s equity upon the completion of the IPO. As of March 31, 2021, the Company had deferred offering costs of $229,433.

Warrants

The Company accounts for Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own shares of Class A common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

 MARCH 31, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 281,250 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only major tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero for the period from January 7, 2022 (inception) through March 31, 2022.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

 MARCH 31, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 8,625,000 Units (the underwriters’ over-allotment option was exercised in full) on June 14, 2022. Each Unit has an offering price of $10.00 and consists of one share of the Company’s Class A Common Stock and one-half of one redeemable Public Warrants. The Company will not issue fractional shares. As a result, the Public Warrants must be exercised in multiples of two. Each whole redeemable Public Warrant entitles the holder thereof to purchase one share Class A Common Stock at a price of $11.50 per full share. The Public Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

Note 4 — Private Placement

Substantially concurrently with the closing of the IPO on June 14, 2022, the Company completed the sale of 5,240,000 Private Warrants to the Sponsor at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,240,000. Private Warrants are identical to the Public Warrants included in the Units sold in this IPO except that the Private Warrants (including the Class A Common Stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination except to permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share.

As of March 31, 2022, there were 2,156,250 Founder Shares issued and outstanding.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the number of Class A Common Stock and Class B common stock issued and outstanding upon completion of the IPO.

The Founder Shares are identical to the Public Shares. However, the founders have agreed (A) to vote their Founder Shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to an initial Business Combination, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete an initial Business Combination within the Combination Period, unless the Company provides public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to redeem any shares, including Founder Shares and Public Shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination or sell any shares to us in any tender offer in connection with the Company’s proposed initial Business Combination, and (D) that the Founder Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

 MARCH 31, 2022

(Unaudited)

Note 5 — Related Party Transactions (cont.)

The founder has agreed not to transfer, assign or sell its Founder Shares until the earlier to occur of: (A) six months after the completion of the Company’s initial Business Combination, or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (C) the date on which the last reported sale price of the Company’s Class A Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, any permitted transferees will be subject to the same restrictions and other agreements of the Company’s founders with respect to any Founder Shares.

Promissory Note — Related Party

On January 20, 2022, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 20, 2023 or (2) the date on which the Company consummates an initial public offering of its securities. The loan will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial Business Combination solely from funds available outside of the Trust Account or, at the relevant insider’s discretion, converted upon consummation of Business Combination into additional Private Warrants at a price of $1.00 per warrant. As of March 31, 2022, the Company had $235,585 outstanding loan balance. The loan was repaid in full on June 21, 2022.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be converted upon consummation of the Company’s Business Combination into Private Warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. Such warrants converted from loan would be identical to the Private Warrants sold in the private placement.

As of March 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO.

Note 6 — Commitments & Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ACRI CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

 MARCH 31, 2022

(Unaudited)

Note 6 — Commitments & Contingencies (cont.)

Registration Rights

The holders of the Founder Shares and Private Warrants and warrants issuable upon the conversion of certain working capital loans will be entitled to registration rights pursuant to a registration rights agreement signed on June 9, 2022 requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters of the IPO (the “underwriters”) exercised the option to purchase an additional 1,125,000 units in the IPO.

The Company paid an underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,725,000 to the underwriters at the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of 3.0% of the gross proceeds of the IPO, or $2,587,500 until the closing of the Business Combination.

Right of First Refusal

For a period of twelve (12) months from the closing of a Business Combination the Company shall give underwriter a right of first refusal to act as lead left bookrunner and lead left manager and/or lead left placement agent with at least seventy-five percent (75%) of the economics for a two-handed deal and thirty-five percent (35%) of the economics for a three-handed deal for any and all future public and private equity and debt offerings during such period by the Company or any successor to or any subsidiary of the Company. It is understood that if, during the twelve (12) month period following the consummation of a successful financing, a third party broker-dealer provides the Company with written terms with respect to a future securities offering (“Written Offering Terms”) that the Company desires to accept, the Company shall promptly present the Written Offering Terms to EF Hutton, division of Benchmark Investments LLC (“EF Hutton”), the representative of the underwriters of the IPO. EF Hutton shall have five (5) business days from its receipt of the Written Offering Terms in which to determine whether or not to accept such offer and, if EF Hutton declines such offer or fail to respond within such five (5) day period, then the Company shall have the right to proceed with such financing with another placement agent or underwriter upon the same terms and conditions as the Written Offering Terms.

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

ACRI CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

 MARCH 31, 2022

(Unaudited)

Note 7 — Stockholder’s Equity (cont.)

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A Common Stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The Class B common stock will automatically convert into shares of the Class A Common Stock at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right.

Warrants — Each whole Warrant entitles the registered holder to purchase one whole share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO or the date of the completion of the initial Business Combination. Pursuant to the warrant agreement signed on June 9, 2022 between the Company and VStock Transfer, LLC, the warrant agent of the Company (the “warrant agreement”), a warrant holder may exercise its Warrants only for a whole number of shares of Class A Common Stock. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

As of March 31, 2022, no Warrants were outstanding.

The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the initial Business Combination, it will use its reasonable best efforts to file, and within 60 business days following its initial Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its reasonable best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A Common Stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the above, if the Company’s Class A Common Stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event it so elect, it will not be required to file or maintain in effect a registration statement, but it will be required to use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In addition, if (x) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at a Newly Issued Price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s founders or their affiliates, without taking into account any founders’ shares held by the Company’s founders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the Market Value (as defined in the warrant agreement) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price (as defined in the warrant agreement), and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

 MARCH 31, 2022

(Unaudited)

Note 7 — Stockholder’s Equity (cont.)

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrantholder; and

●	if, and only if, the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Private Warrants have terms and provisions that are identical to those of the Public Warrants being sold as part of the Units in the IPO except that the Private Warrants will be entitled to registration rights. The Private Warrants (including the Class A Common Stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial Business Combination except to permitted transferees.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through July 18, 2022.

On June 9, 2022, the Company’s registration statement was declared effective by the U.S. Securities and Exchange Commission. On June 14, 2022, the Company consummated the IPO of 8,625,000 Units (including 1,125,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one share of Class A Common Stock, and one-half of one redeemable Public Warrant, each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 5,240,000 Private Warrants to the Sponsor, with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,240,000.

On June 21, 2022, the Company repaid the related party promissory note of $316,827.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Acri Capital Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Acri Capital Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on June 10, 2022 (dated June 9, 2022). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on January 7, 2022 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target. We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “IPO”) and the sale of warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to the Company’s sponsor Acri Capital Sponsor LLC (the “sponsor”), potential additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 7, 2022 (inception) through March 31, 2022, we had a net loss of $645, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the sponsor of $500,000.

On June 14, 2022, we consummated the IPO of 8,625,000 units at a price of $10.00 per unit (including 1,125,000 units issued upon the fully exercise of the over-allotment option, the “Public Units”), generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO and exercise of the over-allotment option in full by the underwriters, we consummated the sale of 5,240,000 warrants as Private Placement Warrants, at a price of $1.00 per warrant, with each warrant entitling the registered holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, generating gross proceeds of $5,240,000. Following the closings of the IPO and the sales of the Private Placement Warrants on June 14, 2022, a total of $87,975,000 (or $10.20 per share) was placed in a trust account, established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee (the “Trust Account”).

As of March 31, 2022, the Company had cash of $30,507 and a working capital deficit of $205,078 (excluding deferred offering costs). Upon the closing of the IPO and the Private Placement on June 14, 2022, cash of $1,600,184 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into warrant, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The holders of the founder shares, the Private Placement Warrants, and any warrants that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

In preparing the unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have identified the following critical accounting policies and estimates:

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. We determined that upon further review of the proposed form of warrant agreement, management concluded that the warrants included in the units issued in the IPO pursuant to the warrant agreement qualify for equity accounting treatment.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (who also serves as our chief financial officer) (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This Quarterly Report on Form 10-Q does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated June 9, 2022 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated June 9, 2022, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 14, 2022, simultaneously with the closing of the IPO, the Company completed the Private Placement of 5,240,000 Private Placement Warrants to the Company’s sponsor, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5,240,000.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On June 14, 2022, we consummated the IPO of 8,625,000 Public Units (including 1,125,000 Public Units issued upon the partial exercise of the over-allotment option), at a price of $10.00 per unit, generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,240,000 Private Placement Warrants, to our sponsor in Private Placement generating gross proceeds of $5,240,000.

The net proceeds of $87,975,000 from the IPO and the Private Placement, were placed in the Trust Account established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acri Capital Acquisition Corporation

Date: July 18, 2022	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Executive Officer and Principal Financial and Accounting Officer)