Form 10-Q
period 2022-06-30
Acri Capital Acquisition Corp
filed 2022-08-12
CIK 1914023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 9, 2022, 8,625,000 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,156,250 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

JUNE 30, 2022

(Unaudited)

Assets
Cash	$1,078,333
Prepaid expenses	192,667
Total Current Assets	1,271,000

Investments held in Trust Account	87,975,000
Total Assets	$89,246,000

Liabilities, Temporary Equity, and Stockholders’ Deficit
Accrued expenses	$139,765
Franchise tax payable	3,200
Total Current Liabilities	142,965

Deferred underwriter’s discount	2,587,500
Total Liabilities	2,730,465

Commitments and Contingencies

Common stock subject to possible redemption, 8,625,000 shares at conversion value of $10.2 per share	87,975,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-
Class A common stock, $0.0001 par value,20,000,000 shares authorized, none issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	-
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding	216
Additional paid-in capital	-
Accumulated deficit	(1,459,681)
Total Stockholders’ Deficit	(1,459,465)

Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$89,246,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended	For the Period from January 7, 2022 (inception) through
	June 30, 2022	June 30, 2022
Formation and operating costs	$156,737	$157,382
Franchise tax expenses	3,200	3,200
Loss from Operations	(159,937)	(160,582)

Income taxes provision	-	-

Net loss	$(159,937)	$(160,582)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	793,103	793,103
Basic and diluted net income per share, common stock subject to possible redemption	$7.01	$6.98
Basic and diluted weighted average shares outstanding, common stock attributable to Acri Capital Acquisition Corporation	1,925,000	1,900,862
Basic and diluted net loss per share, common stock attributable to Acri Capital Acquisition Corporation	$(2.97)	$(3.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH JUNE 30, 2022

(Unaudited)

	Preferred Stock		Common Stock				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 7, 2022 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	-	-	2,156,250	216	24,784	-	25,000
Net loss	-	-	-	-	-	-	-	(645)	(645)
Balance as of March 31, 2022	-	$-	-	$-	2,156,250	$216	$24,784	$(645)	$24,355
Sale of public units through public offering	-	-	8,625,000	863	-	-	86,249,137	-	86,250,000
Sale of private placement warrants	-	-	-	-	-	-	5,240,000	-	5,240,000
Underwriters’ discount	-	-	-	-	-	-	(4,312,500)	-	(4,312,500)
Other offering expenses	-	-	-	-	-	-	(526,383)	-	(526,383)
Reclassification of common stock subject to redemption	-	-	(8,625,000)	(863)	-	-	(84,899,324)	-	(84,900,187)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	-	-	4,838,883	-	4,838,883
Accretion of carrying value to redemption value	-	-	-	-	-	-	(6,614,597)	(1,299,099)	(7,913,696)
Net loss	-	-	-	-	-	-	-	(159,937)	(159,937)
Balance as of June 30, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,459,681)	$(1,459,465)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH JUNE 30, 2022

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(160,582)
Changes in operating assets and liabilities:
Prepaid expenses	(192,667)
Accrued expenses	139,765
Franchise tax payable	3,200
Net Cash Used in Operating Activities	(210,284)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(87,975,000)
Net Cash Used in investing Activities	(87,975,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from promissory note to related party	316,827
Repayment of promissory note to related party	(316,827)
Proceeds from public offering	86,250,000
Proceeds from private placement	5,240,000
Payment of underwriter discount	(1,725,000)
Payment of deferred offering costs	(526,383)
Net Cash Provided by Financing Activities	89,263,617

Net Change in Cash	1,078,333

Cash, January 6, 2022 (inception)	-
Cash, June 30, 2022	$1,078,333

Supplemental Disclosure of Cash Flow Information:
Deferred underwriters’ marketing fees	$2,587,500
Change in value of common stock subject to redemption	$84,899,324
Allocation of offering costs to common stock subject to redemption	$4,838,883
Accretion of carrying value to redemption value	$7,913,696

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 1 — Organization and Business Operation

Acri Capital Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 7, 2022. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is actively searching and identifying suitable Business Combination target but has not selected any Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. The company is not limited to a particular industry or geographic region for purposes of consummating an initial Business Combination. The Company will not undertake its initial Business Combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). The Company has selected December 31 as its fiscal year end.

As of June 30, 2022, the Company had not commenced any operations. For the period from January 7, 2022 (inception) through June 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO became effective on June 9, 2022. On June 14, 2022 the Company consummated the IPO of 8,625,000 units (the “Units”) (including 1,125,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A common stock (the “Class A common stock”) at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000 on June 14, 2022.

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

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 1 — Organization and Business Operation (cont.)

Following the closing of the IPO, $87,975,000 ($10.20 per Unit) from the proceeds of the sale of the Units and the Private Warrants, was held into a U.S.-based trust account (the “Trust Account”) with Wilmington Trust, National Association, acting as trustee. The funds held in the Trust Account will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, the proceeds from the IPO and the sale of the Private Warrants that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any shares of Class A common stock included in the Units sold in the IPO properly submitted in connection with a stockholder vote to amend then current amended and restated Company’s certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete the initial Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of 100% of the Company’s Public Shares if it is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which could have higher priority than the claims of the Company’s public stockholders. If the Company anticipate that it may not be able to consummate its initial Business Combination by March 14, 2023 (within nine (9) months from the consummation of the IPO), it may extend the period of time to consummate a Business Combination up to nine (9) times by an additional one month each time for a total of up to 9 months, affording the Company up to December 14, 2023 (up to eighteen (18) months from the consummation of the IPO) to complete its initial Business Combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Wilmington Trust, National Association acting as trustee, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each month extension $ $287,212 ($0.0333 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. If the Company complete its initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account. In addition, such extension funding loans may be convertible into Private Warrants upon the closing of the Company’s initial Business Combination at $1.00 per warrant at the option of the lender.

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

There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period. The Sponsor, directors and officers of the Company (the “founders”) have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (as defined in Note 5) and any Public Shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 1 — Organization and Business Operation (cont.)

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

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalent as of June 30, 2022.

Investments held in Trust Account

At June 30, 2022, $87,975,000 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the statement of operations.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

☐	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

☐	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

☐	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $4,838,883 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2022, the Company has not considered the effect of the Warrants sold in the IPO and private placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended June 30, 2022	For the Period from January 7, 2022 (inception) through June 30, 2022
Net loss	$(159,937)	$(160,582)
Accretion of carrying value to redemption value	(7,913,696)	(7,913,696)
Net loss including accretion of carrying value to redemption value	$(8,073,633)	$(8,074,278)

			For the Period from
	For the three months ended		January 7, 2022 (inception) through
	June 30, 2022		June 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,355,770)	$(5,717,863)	$(2,377,067)	$(5,697,211)
Accretion of carrying value to redemption value	7,913,696	—	7,913,696	—
Allocation of net income/(loss)	$5,557,926	$(5,717,863)	$5,536,629	$(5,697,211)
Denominators:
Weighted-average shares outstanding	793,103	1,900,862	793,103	1,900,862
Basic and diluted net income/(loss) per share	$7.01	$($3.00)	$6.98	$($3.00)

	For the Period from January 7, 2022 (inception) through June 30, 2022
	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,377,067)	$(5,697,211)
Accretion of carrying value to redemption value	7,913,696	—
Allocation of net income/(loss)	$5,536,629	$(5,697,211)
Denominators:
Weighted-average shares outstanding	793,103	1,900,862
Basic and diluted net income/(loss) per share	$6.98	$(3.00)

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2022, approximately $88.8 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 —Investments Held in Trust Account

As of June 30, 2022, assets held in the Trust Account were comprised of $87,975,000 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$87,975,000

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 8,625,000  Units including 1,125,000 Units issued upon the full exercise of the over-allotment option. Each Unit has an offering price of $10.00 and consists of one share of the Company’s Class A Common Stock and one-half of one redeemable Public Warrants. The Company will not issue fractional shares. As a result, the Public Warrants must be exercised in multiples of two. Each whole redeemable Public Warrant entitles the holder thereof to purchase one share Class A Common Stock at a price of $11.50 per full share. The Public Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 8,625,000 Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 4 — Initial Public Offering (cont.)

As of June 30, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

As of June 30, 2022
Gross proceeds	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,349,813)
Offering costs of Public Shares	(4,838,883)
Plus:
Accretion of carrying value to redemption value	7,913,696
Common stock subject to possible redemption	$87,975,000

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of June 30, 2022, there were 2,156,250 Founder Shares issued and outstanding.

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

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 6 — Related Party Transactions (cont.)

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

Promissory Note — Related Party

On January 20, 2022, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 20, 2023 or (2) the date on which the Company consummates its IPO of its securities. The Company has an outstanding loan balance of $316,827 on June 14, 2022 after the IPO and the outstanding balance was repaid on June 21, 2022. As of June 30, 2022, there was no loan balance outstanding.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be converted upon consummation of the Company’s Business Combination into Warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. Such Private Warrant converted from loan would be identical to the Private Warrants sold in the private placement.

As of June 30, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. The Company accrued $7,000 for administrative services fees from June 9, 2022 to June 30, 2022 which is included in the Company’s accrued expenses on the Company’s June 30, 2022 condensed balance sheet.

Note 7 — Commitments & Contingencies

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

ACRI CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 7 — Commitments & Contingencies (cont.)

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022, there were no shares of Class A common stock issued or outstanding, excluding 8,625,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

ACRI CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 8 — Stockholder’s Equity (cont.)

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

Warrants — On June 14, 2022, the Company issued 4,312,500 Public Warrants in connection with the IPO. Substantially concurrently with the closing of the IPO, the Company completed the private sale of 5,240,000 Private Warrants to the Company’s Sponsor.

Each whole Warrant entitles the registered holder to purchase one whole share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO or the date of the completion of the initial Business Combination. Pursuant to the warrant agreement (the “warrant agreement”) signed on June 9, 2022 between the Company and VStock Transfer, LLC, the warrant agent of the Company, a warrant holder may exercise its Warrants only for a whole number of shares of Class A common stock. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price (the “Newly Issued Price”) of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s founders or their affiliates, without taking into account any founders’ shares held by the Company’s founders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average reported trading price of Class A Common Stock for the twenty (20) trading days starting on the trading day prior to the date of the consummation of the Business Combination (the “Fair Market Value”)  is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Fair Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Fair Market Value and the Newly Issued Price.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 8 — Stockholder’s Equity (cont.)

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company accounted for the 4,312,500 Public Warrants issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the Public Warrants as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants is approximately $1.4 million, or $0.157 per Unit, using the Monte Carlo Model. The fair value of the Public Warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 0.1%, (2) risk-free interest rate of 3.08%, (3) expected life of 6.18 years, (4) exercise price of $11.50 and (5) stock price of $9.84.

As of June 30, 2022, 9,552,500 Warrants were outstanding.

Note 9 — Income Taxes

The income tax provision (benefit) consists of the following for the three months ended June 30, 2022 and the period from January 7, 2021 (inception) through June 30, 2021:

	For the Three Months Ended June 30, 2022	For the Period from January 7, 2022 (inception) through June 30, 2022
Current
Federal	$—	$—
State	—	—
Deferred
Federal	33,587	33,722
State	—	—
Valuation allowance	(33,587)	(33,722)
Income tax provision	$—	$—

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 9 — Income Taxes (cont.)

The Company’s net deferred tax assets were as follows as of June 30, 2022:

Deferred tax assets:
Net operating loss carryover	$33,722
Total deferred tax assets	33,722
Valuation allowance	(33,722)
Deferred tax asset, net of allowance	$—

As of June 30, 2022, the Company had $160,582 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 12, 2022. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

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

Overview

We are a blank check company incorporated as a Delaware corporation on January 7, 2022 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We are actively searching and identifying suitable Business Combination target but have not selected any Business Combination target. We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “IPO”) and the sale of warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to the Company’s sponsor Acri Capital Sponsor LLC (the “sponsor”), potential additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Development

On June 14, 2022 the Company consummated the IPO of 8,625,000 units (the “Units”) (including 1,125,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A common stock (the “Class A common stock”) at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000 on June 14, 2022.

On July 27, 2022, we announced that holders of our Units may elect to separately trade Public Shares and Public Warrants included in its Units, commencing on or about August 1, 2022.

The Public Shares and Public Placement Warrants are traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “ACAC” and “ACACW,” respectively. Units not separated are traded on Nasdaq under the symbol “ACACU”.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We currently have until March 10, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by March 10, 2023, we may, but are not obligated to, we may, but are not obligated to, extend the period of time to consummate a Business Combination for up to nine times by an additional one month each time and may have until December 10, 2023 to consummate our initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022 and the period from January 7, 2022 (inception) through June 30, 2022, we had a net loss of $159,937 and $160,582, respectively, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment from the sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the sponsor of $316,627. We repaid the loan on June 21, 2022

On June 14, 2022, we consummated the IPO of 8,625,000 units at a price of $10.00 per unit (including 1,125,000 units issued upon the fully exercise of the over-allotment option, the “Public Units”), generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO and exercise of the over-allotment option in full by the underwriters, we consummated the sale of 5,240,000 warrants as Private Placement Warrants, at a price of $1.00 per warrant, with each warrant entitling the registered holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, generating gross proceeds of $5,240,000. Following the closings of the IPO and the sales of the Private Placement Warrants on June 14, 2022, a total of $87,975,000 (or $10.20 per share) was placed in a trust account, established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee (the “Trust Account”).

As of June 30, 2022, the Company had cash of $1,078,333 and a working capital of $1,128,035 (excluding deferred offering costs). Upon the closing of the IPO and the Private Placement on June 14, 2022, cash of $1,600,184 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments held in Trust Account

At June 30, 2022, $87,975,000 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (who also serves as our chief financial officer) (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Acri Capital Acquisition Corporation

Date: August 12, 2022	By:	/s/ “Joy” Yi Hua
Dongfeng Wang
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Executive Officer and Principal Financial and Accounting Officer)