Form 10-Q
period 2022-09-30
Acri Capital Acquisition Corp
filed 2022-11-14
CIK 1914023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 7, 2022, 8,625,000 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,156,250 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2022

(Unaudited)

Assets
Cash	$685,013
Prepaid expenses	264,969
Total Current Assets	949,982

Investments held in Trust Account	88,390,041
Total Assets	$89,340,023

Liabilities, Temporary Equity, and Stockholders’ Deficit
Accrued expenses	$70,000
Franchise tax payable	22,300
Total Current Liabilities	92,300

Deferred underwriter’s discount	2,587,500
Total Liabilities	2,679,800

Commitments and Contingencies

Common stock subject to possible redemption, 8,625,000 shares at conversion value of $10.25 per share	88,367,741

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-
Class A common stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	-
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding	216
Additional paid-in capital	-
Accumulated deficit	(1,707,734)
Total Stockholders’ Deficit	(1,707,518)

Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$89,340,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

		For the Period from
		January 7,
	Three	2022 (inception)
	Months Ended September 30, 2022	through September 30 , 2022
Formation and operating costs	$251,253	$408,635
Franchise tax expenses	19,100	22,300
Loss from Operations	(270,353)	(430,935)

Other income
Interest earned on investment held in Trust Account	415,041	415,041

Income (loss) before income taxes	144,688	(15,894)

Income taxes provision	-	-

Net income (loss)	$144,688	$(15,894)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	8,625,000	3,501,880
Basic and diluted net income per share, common stock subject to possible redemption	$0.02	$0.04
Basic and diluted weighted average shares outstanding, common stock attributable to Acri Capital Acquisition Corporation	2,156,250	1,989,192
Basic and diluted net loss per share, common stock attributable to Acri Capital Acquisition Corporation	$(0.02)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

(Unaudited)

	Preferred Stock		Common Stock				Additional		Total Stockholders’
			Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 7, 2022 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	-	-	2,156,250	216	24,784	-	25,000
Net loss	-	-	-	-	-	-	-	(645)	(645)
Balance as of March 31, 2022	-	-	-	-	2,156,250	216	24,784	(645)	24,355
Sale of public units through public offering	-	-	8,625,000	863	-	-	86,249,137	-	86,250,000
Sale of private placement warrants	-	-	-	-	-	-	5,240,000	-	5,240,000
Underwriters’ discount	-	-	-	-	-	-	(4,312,500)	-	(4,312,500)
Other offering expenses	-	-	-	-	-	-	(526,383)	-	(526,383)
Reclassification of common stock subject to redemption	-	-	(8,625,000)	(863)	-	-	(84,899,324)	-	(84,900,187)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	-	-	4,838,883	-	4,838,883
Accretion of carrying value to redemption value	-	-	-	-	-	-	(6,614,597)	(1,299,099)	(7,913,696)
Net loss	-	-	-	-	-	-	-	(159,937)	(159,937)
Balance as of June 30, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,459,681)	$(1,459,465)
Accretion of carrying value to redemption value								(392,741)	(392,741)
Net income								144,688	144,688
Balance as of September 30, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,707,734)	$(1,707,518)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 7, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(15,894)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(415,041)
Changes in operating assets and liabilities:
Prepaid expenses	(264,969)
Accrued expenses	70,000
Franchise tax payable	22,300
Net Cash Used in Operating Activities	(603,604)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(87,975,000)
Net Cash Used in investing Activities	(87,975,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from promissory note to related party	316,827
Repayment of promissory note to related party	(316,827)
Proceeds from public offering	86,250,000
Proceeds from private placement	5,240,000
Payment of underwriter discount	(1,725,000)
Payment of deferred offering costs	(526,383)
Net Cash Provided by Financing Activities	89,263,617

Net Change in Cash	685,013

Cash, January 7, 2022 (inception)	-
Cash, September 30, 2022	$685,013

Supplemental Disclosure of Cash Flow Information:
Deferred underwriters’ marketing fees	$2,587,500
Change in value of common stock subject to redemption	$84,900,187
Allocation of offering costs to common stock subject to redemption	$4,838,883
Accretion of carrying value to redemption value	$8,306,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 1 — Organization and Business Operation

Acri Capital Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 7, 2022. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is actively searching and identifying suitable Business Combination target. The company is not limited to a particular industry or geographic region for purposes of consummating an initial Business Combination. The Company will not undertake its initial Business Combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). The Company has selected December 31 as its fiscal year end.

As of September 30, 2022, the Company had not commenced any operations. For the period from January 7, 2022 (inception) through September 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO became effective on June 9, 2022. On June 14, 2022, the Company consummated the IPO of 8,625,000 units (the “Units”) (including 1,125,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A common stock (the “Class A common stock”) at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000 on June 14, 2022.

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

SEPTEMBER 30, 2022

(Unaudited)

Note 1 — Organization and Business Operation (cont.)

Following the closing of the IPO, $87,975,000 ($10.20 per Unit) from the proceeds of the sale of the Units and the Private Warrants, was held into a U.S.-based trust account (the “Trust Account”) with Wilmington Trust, National Association, acting as trustee. The funds held in the Trust Account will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, the proceeds from the IPO and the sale of the Private Warrants that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any shares of Class A common stock included in the Units sold in the IPO properly submitted in connection with a stockholder vote to amend then current amended and restated Company’s certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete the initial Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of 100% of the Company’s Public Shares if it is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which could have higher priority than the claims of the Company’s public stockholders. If the Company anticipate that it may not be able to consummate its initial Business Combination by March 14, 2023 (within nine (9) months from the consummation of the IPO), it may extend the period of time to consummate a Business Combination up to nine (9) times by an additional one month each time for a total of up to 9 months, affording the Company up to December 14, 2023 (up to eighteen (18) months from the consummation of the IPO) to complete its initial Business Combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Wilmington Trust, National Association acting as trustee, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each month extension $287,212 ($0.0333 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. If the Company complete its initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account. In addition, such extension funding loans may be convertible into Private Warrants upon the closing of the Company’s initial Business Combination at $1.00 per warrant at the option of the lender.

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash of $685,013 and a working capital of $879,982. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the Accounting Standards Update (“ASU”) 2014-15 of the Financial Accounting Standard Board (“FASB”), “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans (see Note 6).

In addition, under the Company’s amended and restated certificate of incorporation provides that the Company will have only nine (9) months from the closing of the IPO to complete the initial Business Combination, which may be extended up to nine (9) times by an additional one month each time to a total of 18 months from the closing of IPO. If the Company is unable to complete a Business Combination by March 14, 2023 (or December 14, 2023 upon maximum extension), the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period, If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period and that the Company will obtain enough votes to extend the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

SEPTEMBER 30, 2022

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $685,103 cash in bank as of September 30, 2022.

Investments held in Trust Account

At September 30, 2022, $88,390,041 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

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

Warrants

The Company accounts for Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own shares of Class A common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022, common stock subject to possible redemption are presented at redemption value of $10.25 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2022, the Company has not considered the effect of the Warrants sold in the IPO and private placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended September 30, 2022	For the Period from January 7, 2022 (inception) through September 30, 2022
Net income (loss)	$144,688	$(15,894)
Accretion of carrying value to redemption value	(392,741)	(392,741)
Net loss including accretion of carrying value to redemption value	$(248,053)	$(408,635)

			For the Period from
	For the three months ended		January 7, 2022 (inception) through
	September 30, 2022		September 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(198,442)	$(49,611)	$(260,603)	$(148,032)
Accretion of carrying value to redemption value	392,741	—	392,741	—
Allocation of net income/(loss)	$194,299	$(49,611)	$132,138	$(148,032)
Denominators:
Weighted-average shares outstanding	8,625,000	2,156,250	3,501,880	1,989,192
Basic and diluted net income/(loss) per share	$0.02	$(0.02)	$0.04	$(0.07)

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2022, approximately $88.8 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions.

Because the Company is a Delaware corporation and our securities trades on Nasdaq, it is a “covered corporation” within the meaning of the IRA. The Excise Tax may apply to any redemptions of the Company’s common stock after December 31, 2022, including redemptions in connection with an initial Business Combination, unless an exemption is available. Issuances of securities in connection with the Company’s initial Business Combination transaction are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Further, the application of the Excise Tax in the event of a liquidation is uncertain. The Company is currently evaluating the impact it will have in the event of a Business Combination or liquidation.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 2 — Significant accounting policies (cont.)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Investments Held in Trust Account

As of September 30, 2022, assets held in the Trust Account were comprised of $88,390,041 in money market funds which are invested in U.S. Treasury Securities. Interest income for the three months ended September 30, 2022 and the period from January 7, 2022 (inception) through September 30, 2022 amounted to $415,041.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$88,390,041

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

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 4 — Initial Public Offering (cont.)

As of September 30, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

As of September 30, 2022
Gross proceeds	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,349,813)
Offering costs of Public Shares	(4,838,883)
Plus:
Accretion of carrying value to redemption value	8,306,437
Common stock subject to possible redemption	$88,367,741

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

Note 6 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of September 30, 2022, there were 2,156,250 Founder Shares issued and outstanding.

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

SEPTEMBER 30, 2022

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

Promissory Note — Related Party

On January 20, 2022, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 20, 2023 or (2) the date on which the Company consummates its IPO of its securities. The Company has an outstanding loan balance of $316,827 on June 14, 2022 after the IPO and the outstanding balance was repaid on June 21, 2022. As of September 30, 2022, there was no loan balance outstanding.

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

As of September 30, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. Administrative services fee expenses for the three months ended September 30, 2022 and for the period from January 7, 2022 (inception) through September 30, 2022 amounted to $7,000 and $37,000, respectively.  As of September 30, 2022, prepaid administrative fee amounted to $15,695.

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

SEPTEMBER 30, 2022

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022, there were no shares of Class A common stock issued or outstanding, excluding 8,625,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

ACRI CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 8 — Stockholders’ Deficit (cont.)

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price (the “Newly Issued Price”) of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s founders or their affiliates, without taking into account any founders’ shares held by the Company’s founders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average reported trading price of Class A Common Stock for the twenty (20) trading days starting on the trading day prior to the date of the consummation of the Business Combination (the “Fair Market Value”)  is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Fair Market Value and the Newly Issued Price, and the $16.50  per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Fair Market Value and the Newly Issued Price.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 8 — Stockholders’ Deficit (cont.)

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

As of September 30, 2022, 9,552,500 Warrants were outstanding.

Note 9 — Income Taxes

The income tax provision (benefit) consists of the following for the three months ended September 30, 2022 and the period from January 7, 2022 (inception) through September 30, 2022:

	For the Three Months Ended September 30, 2022	For the Period from January 7, 2022 (inception) through September 30, 2022
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(30,384)	3.338
State	—	—
Valuation allowance	30,384	(3,338)
Income tax provision	$—	$—

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Note 9 — Income Taxes (cont.)

The Company’s net deferred tax assets were as follows as of September 30, 2022:

Deferred tax assets:
Net operating loss carryover	$3,338
Total deferred tax assets	3,338
Valuation allowance	(3,338)
Deferred tax asset, net of allowance	$—

As of September 30, 2022, the Company had $15,894 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 14, 2022. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on September 10, 2022 (dated June 9, 2022). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on January 7, 2022 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We are actively searching and identifying suitable Business Combination target. We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “IPO”) and the sale of warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to the Company’s sponsor Acri Capital Sponsor LLC (the “sponsor”), potential additional shares, debt or a combination of cash, shares and debt.

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

Recent Development

Separation of Units

On July 27, 2022, we announced that holders of our Units may elect to separately trade Public Shares and Public Warrants included in its Units, commencing on or about August 1, 2022.

The Public Shares and Public Warrants are traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “ACAC” and “ACACW,” respectively. Units not separated are traded on Nasdaq under the symbol “ACACU”.

Changes in Our Certifying Accountant

Based on information provided by Friedman LLP (“Friedman”), the independent registered public accounting firm of the Company, effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through September 30, 2022.

On September 30, 2022, the Company engaged Marcum to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2022 and on October 3, 2022, the Audit Committee of the Board approved the dismissal with Friedman and engagement of Marcum. The services previously provided by Friedman will now be provided by Marcum.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We currently have until March 14, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by March 14, 2023, we may, but are not obligated to, we may, but are not obligated to, extend the period of time to consummate a Business Combination for up to nine times by an additional one month each time and may have until December 14, 2023 to consummate our initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022 and the period from January 7, 2022 (inception) through September 30, 2022, we had a net income (loss) of $144,688 and $(15,894), respectively, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2022 had been satisfied through initial payment from the sponsor of $25,000 and proceeds from the Private Placement.

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

As of September 30, 2022, the Company had cash of $685,013 and a working capital of $879,982.

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

In addition, under our amended and restated certificate of incorporation provides that we will have only nine (9) months from the closing of the IPO to complete the initial Business Combination, which may be extended up to nine (9) times by an additional one month each time to a total of 18 months from the closing of IPO. If we are unable to complete a Business Combination by March 14, 2023, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the completion period (December 14, 2023 upon maximum extension), if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations.

As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments held in Trust Account

At September 30, 2022, $88,390,041 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022, common stock subject to possible redemption are presented at redemption value of $10.25 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (who also serves as our chief financial officer) (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Acri Capital Acquisition Corporation

Date: November 14, 2022	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer & Principal Executive Officer and Principal Financial and Accounting Officer)