Form 10-K
period 2022-12-31
Acri Capital Acquisition Corp
filed 2023-03-30
CIK 1914023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:  001-41415

ACRI CAPITAL ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-4328187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13284 Pond Springs Rd, Ste 405 Austin, TX	78729
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (512) 666-1277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, one-half of one Warrant	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $86,250,000

The number of shares of the common stock of the registrant outstanding as of March 28, 2023 was 5,799,944  shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACRI CAPITAL ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable laws.

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Acri Capital Acquisition Corporation.

Overview

We are a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We will not undertake our initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). Our efforts to identify a potential Business Combination target are not limited to a particular industry or geographic region. Although we intend to focus our search on technology-enabled sectors in North America including but not limited to the e-commerce, financial services, educational technology services, or health information service sectors, we are not required to complete our initial Business Combination with a business in these industries and, as a result, we may pursue a Business Combination outside of these industries or out of North America (excluding China, Hong Kong and Macau).Our ability to locate a potential target is subject to the uncertainties discussed in the registration statement on Form S-1 (File No.: 333-263477) (the “S-1”), filed with the Securities and Exchange Commission (the “SEC”).

On February 4, 2022, our sponsor, Acri Capital Sponsor LLC (the “Sponsor”) acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. On June 14, 2022, we consummated the initial public offering (the “IPO”) of 8,625,000 units (the “Units”) (including 1,125,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock (the “Class A common stock”) at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000 on June 14, 2022. Substantially concurrently with the closing of the IPO, we completed the sale of 5,240,000 private placement warrants (the “Private Warrants”, together with the Public Warrants, the “Warrants”) to our Sponsor at a purchase price of $1.00 per Private Warrant (the “Private Placement”), generating gross proceeds to the us of $5,240,000. The Private Warrants are identical to the Public Warrants except that the Private Warrants (including the Class A common stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination except to permitted transferees. Following the closing of the IPO, $87,975,000 ($10.20 per Unit) from the proceeds of the sale of the Units and the Private Warrants (the “Trust Funds”), was held into a U.S.-based trust account (the “Trust Account”) with Wilmington Trust, National Association, acting as trustee.

The Trust Funds include $2,587,500 payable to the underwriters (the “deferred underwriting compensation”) pursuant to the underwriting agreement dated June 9, 2022, entered among us and EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), the representative (the “Representative”) of the underwriters of the IPO.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a Business Combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Charter Amendment and Redemption

On February 8, we held a special meeting of stockholders (the “Special Meeting”), at which, our stockholders approved the proposal to amend our amended and restated certificate of incorporation (“Charter”) to amend the amount of monthly deposit (each, a “Monthly Extension Payment”) required to be deposited in the Trust Account from $0.0333 for each public share to $0.0625 for each public share for up to nine (9) times if we have not consummated its initial business combination by March 14, 2023 (the nine (9) month anniversary of the closing of its initial public offering) (the “Extension Amendment Proposal”).

In connection with the votes to approve the Extension Amendment Proposal, 4,981,306 shares of Class A common stock were rendered for redemption.

Our Strategy and Industries Overview

Provided that we will not undertake our initial Business Combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau), our efforts to identify a prospective target will not be limited to a particular industry or geographic region, although we intend to initially focus our search on identifying a prospective target in the technology-enabled industries in North America, namely within the geographic limits of the United States, Canada and Mexico. This geographic focus aligns well with the professional backgrounds of our directors and officers, most of whom live or work within the United States and Canada and have extensive professional networks and connections in these two countries.

Our objectives are to generate compelling attractive returns for our stockholders and to enhance value through top line growth and hands on operational improvement for our potential target company. We believe our focus on technology-enabled companies, including but not limited to companies applying emerging and disruptive technologies and processes like Software-as-a-Service (SaaS), artificial intelligence, cloud computing, Internet of Things (IoTs) in a variety of service industries, particularly in the e-commerce, financial services, ed-tech services and health information services industries that would benefit from access to our management’s networks and industry expertise.

Our strategy is informed by our experience and expertise in investing, managing, and operating technology-enabled companies across different market segments and development stages. We have identified two areas of opportunities, which we identify as “focal points”: technology focal points and sector focal points.

Technology Focal Points

The COVID-19 pandemic opened a new era of opportunities for technology start-ups and growth companies in service delivery for businesses and individuals alike in a remote, digital environment.

Among a variety of emerging and disruptive technologies and related processes, our management has identified a few key focal points that may generate significant investment opportunities in the next few years, including:

●	Software-as-a-Service (SaaS): The technology industry witnesses the rise of Software-as-a-Services as a model of success for facilitating the digital transformation of business practices and processes. Salesforces’ acquisition of Slack precipitated the shift from on-premise software solutions to integrated software solutions (“SaaS 2.0”). Saas 2.0 presents tremendous opportunities for providers that emphasize integration capabilities with other platforms while maintaining security and scalability that define the success of SaaS providers.

●	Artificial Intelligence (AI): The backbone of business process, supply chain, and customer service optimization and automation lies at the integration of artificial intelligence into management solutions. This is particularly salient in the service industries where a continued push for streamlined service process and predictive service analytics dominate the discourse for transforming industrial landscape. In particular, as Forbes predicted, in 2022, industries like banking, financial services and insurance (BFSI), healthcare, communication, education and retails will benefit the most from AI-led business transformation.

●	Cloud Computing: Even before the COVID-19 pandemic, businesses had already shifted towards cloud-based solutions and services. The COVID-19 pandemic only provided a new boost for the industry, with more businesses shifting their corporate infrastructures to the cloud. In a report prepared by Fortune Business Insights, a research entity, the global market generated an additional 13.7% of growth comparted with the average growth rate in the preceding three years, in large part due to the growing demand caused by the COVID-19 pandemic as well as the advancement in artificial intelligence and machine learning. However, according to a report by market research firm Technavio, the global cloud computing market is expected to generate a year-on-year growth rate of 20.37% from 2021 to 2025, and the North American market is expected to contribute to 40% of the growth as its top and most mature market.

●	Internet of Things (IoTs): The IoTs market is expected to generate significant growth in the next five years. The growth in this market is attributed to the development of wireless network technologies, emergence of advanced data analytics, reduction in cost for connecting devices, and increase in cloud computing offering. A BCC research report indicates that the global IoT market will experience an annual growth rate of 27.6% over the next five years. In addition to its already successful track records in the transportation, manufacturing and supply chain sectors, IoT’s ability to optimize machine-to-machine connectivity has great potential to unlock opportunities in a variety of sectors ranging from healthcare, retail, to telecommunication.

Sector Focal Points

Our management brings a wealth of investment and management experience in tech-enabled businesses in industries ranging from education to financial services. Our management also identified several focus sectors where opportunities lie:

●	E-commerce: Technology-enabled solutions play a significant role in the whole lifestyle of an e-commerce transaction. Technologies like artificial intelligence, machine learning, big data, digital stores and augmented reality inform decisions from product design, inventory management, consumer behavior analytics, targeted advertising, to social media strategies. As the retails and consumer good sector represents one of the fastest-growing vertical sectors in adopting emerging and disruptive technologies, we expect continued opportunities for growth and early-stage companies.

●	Financial Services: The Banking, Financial Services and Insurance (BFSI) sectors present one of the most vibrant industry for integrating innovative technologies. In many ways, technologies can and do reshape the entire industry landscape for BFSI institutions, from front business functions in customer acquisition, retention and services, to middle business functions in fraud detection, risk management and security safeguards, to back business functions from in underwriting, loan processing and product management. According to one estimate by Business Insider, artificial intelligence alone would contribute to $450 billion of opportunities for BFSI sectors by 2023.

●	Ed-tech Services: School and workplace closure during the COVID-19 pandemic has fundamentally changed the prospect of the ed-tech industry, with administrators, instructors, parents and students alike recognizing the importance of quality ed-tech platforms, programs and content. Government initiatives have also cultivated a booming environment for ed-tech providers to thrive. The global demand for hardware and software products, especially in the K-12 segment, would increase for 130% during the next five years, according to a Yahoo Finance article published on January 25, 2022. It is therefore unsurprising that investment opportunities in this area also picked up significantly, with TechCrunch, a leading news site for the VC industry, estimating that investments in the past two years equalled the aggregate amount raised during the entire 2014 to 2019 period.

●	Health Information Services: Technology-enabled solutions from artificial intelligence, big data, natural language processing and machine learning, have played an increasingly important role in supplementing and streamlining the delivery of medical and healthcare services, supporting medical treatment functions ranging from reading and analyzing lab and imagining results, identifying treatment options, to predicting COVID-related hospitalization needs, as well as providing hospital management, telehealth, health informatics and analytics solutions. A January 2021 survey of leading industrial experts of some of the members of Forbes’ Technology Council predict that medical testing and diagnosis and healthcare delivery will be two key areas of growth for AI technology.

Acquisition Criteria

Our intent is to identify, acquire, and initiate a Business Combination with a target from various industries with the goal to build and grow its business. We seek a potential target in which we believe can materially grow revenue and earnings through the efforts of a combined management team following the completion of our initial Business Combination.  We shall not undertake our initial Business Combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau).

Consistent with our business strategies and objectives, we have identified the following general criteria and guidelines that we believe are helpful and important in evaluating prospective targets for our initial Business Combination. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Strong management Team. We seek to acquire those businesses with reasoned and strong managements having a track record of driving growth and profitability; or having proposition of the businesses that may likely be well received by public investors.

●	Growth Potential. We seek target companies that have underexploited expansion opportunities. This expansion can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and to help a target integrate acquisitions.

●	Competitive Advantage. Target companies that we seek will have significant competitive advantages and/or underexploited expansion opportunities that can benefit from access to additional capital as well as our industry relationships and expertise.

●	Benefit from being a public company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

This list of criteria and guidelines are not intended to be exhaustive. Our management team evaluate and value potential targets on a case-by-case basis. Any evaluation relating to the merits of a particular initial Business Combination or acquisition may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target that does not meet the above criteria and guidelines, we will disclose that the target does not meet the above criteria and guidelines in our stockholder communications, which as discussed in the registration statement would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Permission Required from the PRC Authorities for a Business Combination

As a Delaware corporation with no operations in China, we are not required to obtain permission from any Chinese authorities to operate or to issue the securities being issued in the IPO to any investors, including Chinese investors, if any and we do not expect that permission will be required from the Chinese authorities in connection our Business Combination since we will not undertake our initial Business Combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau).

Initial Business Combination

Our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding deferred underwriting discounts payable to our underwriters and taxes payable) at the time of the agreement to enter into the initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We shall not undertake our initial Business Combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). Our amended and restated certificate of incorporation prohibits us from undertaking our initial Business Combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau).

The net proceeds of the IPO and the sale of the Private Warrants released to us from the Trust Account upon the closing of our initial Business Combination may be used as consideration to pay the sellers of a target business with which we complete our initial Business Combination. If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemption of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

In addition, we may be required to obtain additional financing in connection with the closing of our initial Business Combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our directors, officers, the Sponsor or affiliates of each (the “founders”) is required to provide any financing to us in connection with or after our initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. Our amended and restated certificate of incorporation provides that, following the IPO and prior to the consummation of our initial Business Combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a Business Combination beyond the period that we are permitted to complete an initial Business Combination (the “Completion Period”) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their Public Shares.

Our Acquisition Process

We utilize the diligence, rigor, and expertise of our managements’ respective platforms to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our management team is continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a Business Combination.

In the event we seek to complete our initial Business Combination with a company that is affiliated with, or which there is a fiduciary, contractual or other obligation by, the Sponsor, officers or directors, we, or a committee of independent directors, may obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm that the consideration to be paid by us in the initial Business Combination is fair to our company from a financial point of view. Any such entity may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Potential Conflicts

The Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination. Our management team, in their capacities as directors, officers or employees of the Sponsor or its affiliates or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by the Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Although we do not believe any conflict currently exists between us and our founders may compete with us for acquisition opportunities. If such entities decide to pursue an opportunity, we may be precluded from procuring such opportunity. In addition, investment ideas generated within our founders may be suitable for both us and for an affiliate of founders and may be directed to such entity rather than to us. Neither our founders nor members of our management team who are also employed by or affiliated with our founders will have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or director of the company. Our founders, in their capacities as employees or affiliates of our founders or in their other endeavors, may be required to present potential Business Combinations to future founders’ affiliates or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present Business Combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers or directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within the Completion Period.

For more information on the foregoing conflicts of interest and the relevant pre-existing fiduciary duties or contractual obligations of our management team, see the section titled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds in the Trust Account available for a Business Combination initially in the amount of $74,250,000, after payment of $2,587,500 for deferred underwriting discounts if the underwriters’ over-allotment option is exercised in full, in each case before fees and expenses associated with our initial Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to complete our initial Business Combination using cash from the proceeds of the IPO and the Private Placement, our capital stock, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt instruments, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may complete our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.  None of our founders or stockholders is required to provide any financing to us in connection with or after our initial Business Combination. Our amended and restated certificate of incorporation provides that, following the IPO and prior to the consummation of our initial Business Combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a Business Combination beyond the Completion Period or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their Public Shares.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial Business Combination by March 14, 2023, we may, but are not obligated to, if requested by the Sponsor or its affiliates, extend the period of time to consummate a Business Combination up to nine (9) times by an additional one month each time for a total of up to 9 months until December 14, 2023 (the “Paid Extension Period”), affording the Company up to December 14, 2023 to complete our initial Business Combination (the “Completion Period”). Public stockholders will not be offered the opportunity to vote on or redeem their shares if we choose to make any such Paid Extension Period. Pursuant to the terms of our Charter and the trust agreement entered into between us and our Trust Agent, in order to avail ourselves of the Paid Extension Period to consummate our initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account a Monthly Extension Payment of $227,730.875 ($0.0625 per share in either case), on or prior to the date of the applicable deadline. Any Monthly Extension Payment would be made in the form of a loan. If we complete our initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In addition, such Monthly Extension Payments may be convertible into Private Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender.   If we do not complete a Business Combination, we will not repay such Monthly Extension Payments. We intend to issue a press release announcing the deposit of funds promptly after such funds are deposited into the Trust Account. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such paid extension. As a result, we may effect such Paid Extension Period even though a majority of our public stockholders do not support such extension and will not be able to redeem their shares in connection therewith.

Sources of Target Businesses

We expect to receive a number of transaction opportunities as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to this deal flow, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultant s, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the final prospectus of our initial public offering, filed with the U.S. Securities & Exchange Commission on June 10, 2022 (File No. 333-263477, the “Prospectus”) and know what types of businesses we are targeting. Our founders, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers, directors, and advisors may enter into employment or consulting agreements with the post-transaction company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will the Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee, advisory fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is) although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial Business Combination. We have agreed to reimburse our founders for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our founders or advisors or making the acquisition through a joint venture or other form of shared ownership with our officers, directors or advisors. In the event we seek to complete our initial Business Combination with a Business Combination target that is affiliated with our founders or advisors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. As more fully discussed in the section of this report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial Business Combination in a single industry. By completing our Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial Business Combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholders approval of a proposed Business Combination in those instances in which stockholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a stockholder vote; (iii) the risk that the stockholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our founders, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our founders, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our founders, advisors or their affiliates anticipate that they may identify the stockholders with whom our founders, advisors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our founders, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the Business Combination. Our founders, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our founders, advisors or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 under, the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our founders, advisors or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) of, or Rule 10b-5 under, the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account was initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting discounts we will pay to the underwriters. Our founders, advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares held by them in connection with the completion of our Business Combination. However, if our founders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Completion Period.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a Business Combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed Business Combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, we or our founders will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Public Shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares which are not purchased by our founders, which number will be based on the requirement that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our founders will count toward this quorum and have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our founders’ Founder Shares, we would need 743,723, or 20.41%, of the 3,643,694 Public Shares sold in the IPO to be voted in favor of a transaction in order to have our initial Business Combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination.

These quorums and voting thresholds, and the voting agreements of our founders may make it more likely that we will consummate our initial Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote, do not vote or abstain, and if they do vote, irrespective of whether they vote for or against the proposed transaction, and irrespective of whether they were a public stockholder on the record date for the general meeting held to approve the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 upon consummation of our initial Business Combination and after payment of the deferred underwriting discounts (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the expiration of the Completion Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

The Completion Period under our amended and restated certificate of incorporation provides that we will have until March 14, 2023 to complete our initial Business Combination, which may be extended up to nine (9) times by an additional one month each time until December 14, 2023, to complete a Business Combination. If we are unable to complete our Business Combination by December 14, 2023, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve an amendment to our amended and restated certificate of incorporation to extend the Completion Period to allow us additional time to complete our initial Business Combination; and provide our public stockholder an opportunity to redeem their Public Shares in connection with such extension. If we fail to obtain approval from our stockholders for such extension or we do not seek such extension, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Business Combination within the Completion Period.

In addition, pursuant to the terms of our Charter and the trust agreement entered into between us and Wilmington Trust, National Association dated June 9, 2022, if we cannot complete a Business Combination by March 14, 2023, in order to effect the Paid Extension Period, the Sponsor, upon at least five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each monthly extension $227,730.875  ($0.0625 per unit in either case), up to an aggregate of $2,049,577.88 on or prior to the date of the applicable deadline. Our public stockholders will not be afforded an opportunity to vote on effecting Paid Extension Period or redeem their shares in connection with such extensions. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the Monthly Extension Payments that will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination solely from funds available outside of the Trust Account or, at the relevant insider’s discretion, converted upon consummation of our Business Combination into additional Private Warrants at a price of $1.00 per warrant.  Our stockholders have approved the issuance of the Private Warrants upon conversion of such notes, to the extent the holder wishes to so convert such unit at the time of the consummation of our initial Business Combination. In the event that we receive notice from our founders five days prior to the applicable deadline of their intent to effect a Paid Extension Period, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. Our founders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Our founders have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Completion Period. However, if our founders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Completion Period.

Our founders have agreed, pursuant to a letter agreement with us dated June 9, 2022, that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Completion Period, or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,100,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of our company. We have not asked the Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked the Sponsor to reserve for such indemnification obligations and we cannot assure you that the Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,100,000 from the proceeds of the IPO with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Business Combination within the Completion Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Business Combination within the Completion Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Business Combination within the Completion Period, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve an amendment to our amended and restated certificate of incorporation to extend the Completion Period to allow us additional time to complete our initial Business Combination. If we fail to obtain approval from our stockholders for such extension or we do not seek such extension, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes or for working capital purposes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following if we cannot complete our initial Business Combination within the Completion Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, the Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our Business Combination within the Completion Period, subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we have not consummated an initial Business Combination within the Completion Period, or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity or (iii) our completion of an initial Business Combination, and then only in connection with those Public Shares that such stockholder properly elected to redeem, subject to the limitations described in the Prospectus. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial Business Combination, a stockholder’s voting in connection with the Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Facilities

Our executive offices are located at 13284 Pond Springs Rd, Ste 405, Austin, Texas 78729. We pay the Sponsor for the office space, as part of the $10,000 per month payment we made to it for office space, utility, personnel and related services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) June 14, 2023 (twelve months after the completion of the IPO ).

Employees

Ms. “Joy” Yi Hua, our Chief Executive Officer and Chief Financial Officer, is currently our sole executive officer. She is not obligated to devote any specific number of hours to our matters but she intends to devote as much of their time as she deems necessary to our affairs until we have completed our initial Business Combination. The amount of time Ms. Hua will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the initial Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us, the Sponsor or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 13284 Pond Springs Rd, Ste 405, Austin, Texas 78729. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Global Market, or Nasdaq, under the symbol “ACACU” on June 10, 2022. The Class A Common Stock and Warrants comprising the Units began separate trading on Nasdaq on August 1, 2022, under the symbols “ACAC” and “ACACW”, respectively.

Holders of Record

At March 28, 2023, there were 1 holders of record of our Class A Common Stock, 1 holder of record of our Class B Common Stock, 1 holder of record of our Units, and 1 holder of record of our separately traded Warrants. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our shares of Class A Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Substantially concurrently with the closing of the IPO, we completed the sale of 5,240,000 Private Warrants to the Sponsor at a purchase price of $1.00 per Private Warrant, generating gross proceeds to us of $5,240,000. The Private Warrants are identical to the Public Warrants except that the Private Warrants (including the Class A common stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination except to permitted transferees.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved]

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. We are a blank check company incorporated as a Delaware corporation on January 7, 2022 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We are actively searching and identifying suitable Business Combination target.  We intend to effectuate our Business Combination using cash derived from the proceeds of our IPO and the sale of Private Warrants in a Private Placement to the Sponsor, potential additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

On June 14, 2022 the Company consummated the IPO of 8,625,000 Units (including 1,125,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one Public Share, and one-half of one Public Warrant, each whole Warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000 on June 14, 2022.

Recent Developments

Dismissal and replacement of Independent Registered Public Accounting Firm

In October, 2022, based on information provided by Friedman LLP (“Friedman”), the independent registered public accounting firm of the Company, effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through September 30, 2022.

On October 3, 2022, the Audit Committee of the Board and the full Board approved the dismissal with Friedman and engagement of Marcum to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2022. The services previously provided by Friedman will now be provided by Marcum.

Amendment to the Letter Agreement

On November 18, 2022, the Company, the Sponsor, officers and directors of the Company entered into an amendment (the “Amendment”) to a certain letter agreement among the parties dated June 9, 2022 (the “Original Agreement”), in order to correctly reflect the transfer restriction on Founder Shares as set forth in the Prospectus. Pursuant to the Prospectus, the founders have agreed not to transfer, assign or sell any of the Founder Shares until the earlier of (a) six months after the date of the consummation of the initial Business Combination of the Company, (b) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of its public stockholders having the right to exchange their shares of common stock for cash, securities or other property, or (c) the date on which the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial Business Combination, or earlier, in any case, if, subsequent to the initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares for cash, securities or other property. The Amendment corrected the inconsistency in the Original Agreement with regards to the transfer restriction on the Founder Shares. Except the modification stated above to correctly reflecting the transfer restriction on the Founder Shares as stated in the Prospectus, the Original Agreement shall remain the same, binding and effective.

Special Shareholder Meeting

On February 8, the Company held the Special Meeting, at which the stockholders of the Company approved the proposal to amend Company’s Charter to amend the Monthly Extension Payment required to be deposited in the Trust Account from $0.0333 for each public share to $0.0625 for each public share for up to nine (9) times until December 14, 2023 if the Company has not consummated its initial business combination by March 14, 2023.

In connection with the votes to approve the Extension Amendment Proposal, 4,981,306 shares of Class A common stock of the Company were rendered for redemption.

First Extension

On March 12, 2023, an aggregate of $227,730.87 of Monthly Extension Payment was deposited into the Trust Account, representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by one month from March 14, 2023 to April 14, 2023 (the “Extension”). The Extension is the first of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 (the “Extension Note”) to the Sponsor.

The Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Extension Note has the right, but not the obligation, to convert the Extension Note, in whole or in part, respectively, into Private Warrants of the Company, as described in the Prospectus, by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial Business Combination. The number of Private Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 7, 2022 (inception) through December 31, 2022, we had a net income of $217,224, mainly from income on our investment less our formation and operating costs and tax expenses.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2022 had been satisfied through initial payment from the Sponsor of $25,000 and proceeds from the Private Placement.

On June 14, 2022, we consummated the IPO of 8,625,000 Public Units at a price of $10.00 per unit (including 1,125,000 units issued upon the fully exercise of the over-allotment option), generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO and exercise of the over-allotment option in full by the underwriters, we consummated the sale of 5,240,000 warrants as Private Warrants, at a price of $1.00 per warrant, with each warrant entitling the registered holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, generating gross proceeds of $5,240,000. Following the closings of the IPO and the sales of the Private Warrants on June 14, 2022, a total of $87,975,000 (or $10.20 per share) was placed in the Trust Account.

As of December 31, 2022, the Company had cash of $547,478 and a working capital of $630,499 (excluding taxes payable which will be paid out from Trust).

In connection with the votes to approve the Extension Amendment Proposal, 4,981,306 shares of Class A common stock of the Company were rendered for redemption at $10.33 per share, resulting approximately $38.0 million remaining in the Trust Account as of February 28, 2022.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into warrant, at a price of $1.00 per warrant at the option of the lender.

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

In addition, under our amended and restated certificate of incorporation provides that we will have until March 14, 2023 to complete the initial Business Combination, which may be extended up to nine (9) times by an additional one month each time until December 14, 2023. On February 8, 2023  we held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the stockholders of the Company approved the proposal to amend our amended and restated certificate of incorporation (“Charter”) to amend the amount of monthly deposit (each, a “Monthly Extension Payment”) required to be deposited in the trust account (the “Trust Account”) from $0.0333 for each public share to $0.0625 for each public share for up to nine (9) times if we have not consummated the initial business combination by March 14, 2023 (the nine (9) month anniversary of the closing of its initial public offering) (the “Extension Amendment Proposal”) Upon the stockholders’ approval, on February 9, 2023, we filed a certificate of amendment to the Charter which became effective upon filing. On March 12, 2023, an aggregate of $227,730.87 was deposited into the trust account for the public shareholders, representing $0.0625 per public share, which enables us to extend the period of time we have to consummate the initial business combination by one month from March 14, 2023 to April 14, 2023 (the “Extension”). The Extension is the first of the nine one-month extensions permitted under our governing documents.

In connection with the Monthly Extension Payment, we issued an unsecured promissory note of $227,730.87 (the “Note”) to our Sponsor. The Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

If we are unable to complete a Business Combination by December 14, 2023, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the Completion Period, if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations.

As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The holders of the Founder Shares, the Private Warrants, and any warrants that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Investments held in Trust Account

At December 31, 2022, $89,140,977 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs

The Company complies with the requirements of ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. We determined that upon further review of the proposed form of warrant agreement, management concluded that the warrants included in the units issued in the IPO pursuant to the warrant agreement qualify for equity accounting treatment

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, common stock subject to possible redemption are presented at redemption value of $10.30 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2022, we were informed by Friedman, the independent registered public accounting firm of the Company, effective September 1, 2022, Friedman combined with Marcum and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through September 30, 2022. On October 3, 2022, our Audit Committee of the Board of Directors approved the dismissal with Friedman and engagement of Marcum to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2022. The services previously provided by Friedman will now be provided by Marcum.

The Company was incorporated on January 7, 2022 (the “inception”). Therefore, since its inception, the Company has not filed any annual reports on Form 10-K and Friedman has not conducted any audit on the Company’s consolidated financial statements for any fiscal year, except that: (i) it has issued a report (the “IPO Offering Report”) for the audited financial statements for the period from inception through February 15, 2022 in connection with the initial public offering of the Company (collectively, the “Interim Financial Statements”); (ii) it has issued a report (the “IPO Closing Report”) on the Company’s balance sheet as of June 14, 2022 and the related notes (collectively, the “IPO Closing Financial Statements”) in connection with the closing of the initial public offering of the Company. Other than the foregoing, Friedman has not issued any audit report since incorporation, nor has it provided any adverse opinion, disclaimer of opinion, or report qualified or modified with uncertainty, audit scope or accounting principle, except that it has expressed uncertainty about the Company’s ability to continue as a going concern in its IPO Report.

Additionally, Friedman’s IPO Offering Report and IPO Closing Report did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the Interim Financial Statements of the Company contained an uncertainty about the Company’s ability to continue as a going concern.

Since the Company’s inception and during such interim period through September 30, 2022, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such periods. Also, during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2021 and through September 30, 2022, neither the Company nor anyone on its behalf consulted with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Friedman with a copy of the above disclosures it is making in response to Item 304(a). We have requested and received from Friedman a letter, dated October 4, 2022, addressed to the SEC stating whether Friedman agrees with the above statements.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (who also serves as our chief financial officer) (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
“Joy” Yi Hua	47	Chairwoman, Chief Executive Officer and Chief Financial Officer
James “Jim” C. Hardin Jr.	43	Director
Edmund R. Miller	67	Director
Andrew Pierce	36	Director

Ms. “Joy” Yi Hua is our Chief Executive Officer, Chief Financial Officer and Chairwoman. Ms. Hua has over 18 years of experience in investment management, hedge fund, private equity and real estate investment around the world. Since June 2016, Ms. Hua has served as the Managing Director of Serene View Capital LLC, an investment management and consulting firm. In June 2018, Ms. Hua founded Cohere Education LLC, an online education start-up engaged in the distribution of STEAM curriculum and programs to K-12 and college students in the U.S. and China. Before that, Ms. Hua co-founded and served as the Chief Operating Officer for MeshImpact LLC for the period between July 2016 and December 2018, overseeing financial and strategic planning for the consulting firm providing data analytics and machine learning solutions. Earlier in her career, Ms. Hua worked for CornerStone Parnters LLC for 8 years from 2008 to 2016 where she managed private equity and real assets portfolios of over 3 billion US dollars for 12 non-profit clients. Ms. Hua started her investment career at UVIMCO, the organization that manages the University of Virginia’s $14.5 billion endowment, from 2004 to 2008. Ms. Hua received her MBA from the University of Texas at Austin in 2003, and a B.A. in Economics from Shanghai University of Finance & Economics in 1997. She has been a CFA charter holder since 2004.

Mr. James “Jim” C. Hardin Jr. has served as independent director since June 9, 2022. Mr. Hardin has 20 years of experience in direct investments, co-investments, and fund investments in multiple private and public asset classes, sectors, and countries. He has particular investing experience in healthcare, fintech (bank software, payments), and community banks. He is currently an investment banker affiliated with Deer Isle Group, LLC and The Sponsor Fund Partners LLC. On the advisory side through Deer Isle Group, LLC, Mr. Hardin works with clients as a fractional general partner — which is similar to a fractional strategic CFO role — where he provides senior bandwidth to private equity general partners to support transaction execution and capital raising. Prior to partnering with Deer Isle, Mr. Hardin founded a technology-enabled service company for the lower middle market private equity ecosystem between 2014 and 2020, led private equity investing at full-service outsourced investment firm and Duke University-spinout Global Endowment Management (now $12B AUM) between 2009 and 2013, acquired and exited a point of sale payments company between 2009 and 2017, and co-managed a healthcare portfolio at the multi-strategy hedge fund Farallon Capital Management/Noonday (now $35B AUM) between 2004 and 2008. Mr. Hardin has also been a director of Affirmative Technologies, a provider of electronic payment risk management and fraud detection software, since 2018. Mr. Hardin has also been the President of Fund Investor Toolkit, LLC, a consulting service, since 2014. Mr. Hardin graduated cum laude in Economics (AB) from Harvard College.

Mr. Edmund R. Miller has served as independent director since June 9, 2022. Mr. Miller is a Senior Managing Director of Pan American Finance, LLC, an investment advisory firm where he has held this position since 2012. He has extensive private equity investment, fundraising and Telecommunication, Media, & Technology (TMT) experience. From 2002 to 2011, he was the Managing Director at Parmenter Realty Partners where he was in charge of all aspects of documenting and raising their second, third, and fourth institutional funds. Earlier in his career, from 1984 to 1996, Mr. Miller was co-manager of the largest Caribbean Basin and Latin American coverage team for Goldman Sachs, based in Miami. From 1996 to 1999, he managed a high yield fund for a large Latin American bank, managed a hedge fund, and was a founder and led the initial investment round in Answerthink (now known as The Hackett Group, NASDAQ: HCKT), an information technology consulting company. Mr. Miller was the co-founder of Interprise Technology Partners, a $110 million technology venture fund which made seven lead investments between 1999 and 2002. Prior to joining Goldman Sachs in 1984, Mr. Miller worked for Price Waterhouse in New York City in international tax for 4 years. He is a graduate of the University of Florida Warrington College of Business and the Levin College of Law. Mr. Miller was previously certified as a CPA and was a member of the New York Bar.

Mr. Andrew Pierce has served as independent director since June 9, 2022. Mr. Pierce has more than a decade of experience in everything from data center auditing and IT support, to building world-class software and leading teams of engineers. Since 2014, Mr. Pierce has led the Platform Applications team for BlackSky Technology Inc. (NYSE: BKSY), a leading provider of real-time geospatial intelligence and global monitoring services, and has helped grow it from a $1M ARR startup into a publicly-traded powerhouse valued at over $1B on opening day. Prior to BlackSky, Mr. Pierce served as the Engineering Manager of Thermopylae Science and Technology’s iSpatial platform. He is also the founder and owner of Banana Stand Technologies, Inc., a company engaged in “web3” consulting services. From 2009 to 2010, he was on the team that built FederalReporting.gov, the system responsible for tracking the American Recovery and Reinvestment Act (ARRA) stimulus spending. He graduated with a B.S. in Computer Science and a B.A. in Japanese Studies from the College of William and Mary in 2009, and has spent time abroad living and working in Japan.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. James “Jim” C. Hardin Jr., Edmund R. Miller and Andrew Pierce are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Audit Committee

Since our IPO, we have an audit committee of the board of directors. Messrs. James “Jim” C. Hardin Jr., Edmund R. Miller and Andrew Pierce serve as members of our audit committee, with James “Jim” C. Hardin Jr. serving as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that James “Jim” C. Hardin Jr. qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Since our IPO, we have a compensation committee of the board of directors. Messrs. James “Jim” C. Hardin Jr., Edmund R. Miller and Andrew Pierce serve as members of our compensation committee, with Andrew Pierce serving as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a Business Combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The current charter of the compensation committee also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees.

Conflicts of Interest

The Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination. Our management team, in their capacities as directors, officers or employees of the Sponsor or its affiliates or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by the Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Although we do not believe any conflict currently exists between us and our founders or affiliates of our founders may compete with us for acquisition opportunities. If such entities decide to pursue an opportunity, we may be precluded from procuring such opportunity. In addition, investment ideas generated within our founders may be suitable for both us and for an affiliate of founders and may be directed to such entity rather than to us. Neither our founders nor members of our management team who are also employed by or affiliated with our founders will have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or director of the company. Our founders and/or our management team, in their capacities as employees or affiliates of our founders or in their other endeavors, may be required to present potential Business Combinations to future founders’ affiliates or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present Business Combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers or directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within the Completion Period.

Our founders may also purchase public units or shares during or after the IPO, including in the open market or through privately negotiated transactions.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our officers may become an officer or director of any other SPACs even before we enter into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination within the Completion Period; as a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our founders have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our founders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial Business Combination within the Completion Period. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Warrants will be worthless. With certain limited exceptions, our founder may not transfer, assign or sell any of their Founder Shares until the earlier of: (A) six months after the date of the consummation of our initial Business Combination, (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial Business Combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, or (C) the date on which the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial Business Combination, or earlier, in any case, if, subsequent to our initial Business Combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property With certain limited exceptions, the Private Warrants and the underlying securities, the working capital warrants that may be issued upon conversion of working capital loans (including extension notes) and the underlying securities, will not be transferable, assignable or salable by the Sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our founders may directly or indirectly own Founder Shares and Private Warrants following the IPO, our founders may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	Our founders may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial Business Combination. Up to $3,000,000 of such loans may be convertible into working capital warrants at a price of $1.00 per warrant at the option of the lender. Such working capital warrants would be identical to the Private Warrants sold in the Private Placement.

●	The Company has agreed, commencing on the effective date of the prospectus, to pay sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) June 14, 2023 (twelve months after the completion of the IPO).

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
“Joy” Yi Hua	Acri Capital Sponsor LLC Serene View Capital LLC	Holding Company Investment Fund	Manager Managing Director
James “Jim” C. Hardin Jr.	Fund Investor Toolkit, LLC Deer Isle Group, LLC Sponsor Fund Partners LLC Affirmative Technologies LLC	Consulting Investment Bank Investment Fund Software Solution	President Independent Contractor Managing Member Director
Edmund R. Miller	Pan American Finance, LLC	Investment Bank	Senior Managing Director, Investment Banking
Andrew Pierce	BlackSky Technology Inc. Banana Stand Technologies, LLC	Geospatial Technology Computer Science	Manager Owner

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our founders or any affiliate of them, subject to certain approvals and consents. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial Business Combination is fair to our company from a financial point of view.

In the event that we submit our initial Business Combination to our stockholders for a vote, our founders have agreed to vote any Founder Shares held by them and any Public Shares purchased during or after the offering in favor of our initial Business Combination and our officers and directors have also agreed to vote any Public Shares purchased during or after the offering in favor of our initial Business Combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2022, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment. We have entered in to offer letters with our independent directors, pursuant to which each of our independent directors will receive cash compensation, be reimbursed all reasonable travel expenses incurred in connection with the attendance at meetings of the board, and receive indemnification as a director of the Company to the maximum extent extended to directors of the Company generally.

Executive Officers and Director Compensation

Each of our independent directors has received cash compensation of $60,000 among which (i) $20,000 was paid upon the closing of the IPO; (2) $20,000 was paid upon the completion of the three-month period after the closing of the IPO; and (3) $20,000 was paid upon completion of the six-month period after the closing of the IPO. Pursuant to the offer letters entered into by our independent directors and the Company, the remaining $20,000 cash compensation will be payable upon the closing of our initial Business Combination. Other than as set forth in the Prospectus and this report, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial Business Combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial Business Combination. In addition, our officers, directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

Following a Business Combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (Class A Common Stock)	Amount and Nature of Beneficial Ownership (Class B Common Stock)	Approximate Percentage of All Outstanding Common Stock (inclusive of Class A Common Stock and Class B Common Stock)
Acri Capital Sponsor LLC (2)	0	2,156,250	37.18%
“Joy” Yi Hua (3)	0	2,156,250	37.18%
All executive officers, and directors as a group	0	2,156,250	37.18%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Acri Capital Acquisition Corporation, 13284 Pond Springs Rd, Ste 405, Austin, Texas 78729.

(2)	Acri Capital Sponsor LLC, the Sponsor, is the record holder of the securities reported herein. “Joy” Yi Hua, our CEO, CFO and Chairwoman, is the sole manager and member of our sponsor. By virtue of this relationship, Ms. Hua may be deemed to have beneficial ownership of the securities held of record by the Sponsor.

(3)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section of the Prospectus entitled “Description of Securities.”

The Founder Shares and Private Warrants and working capital warrants are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our founders. Those lock-up provisions provide that such securities are not transferable or saleable. Our founders have agreed, subject to certain exception, (i) in the case of Founder Shares, not to transfer, assign or sell any of their Founder Shares until the earlier of: (A) six months after the date of the consummation of our initial Business Combination, (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial Business Combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (C) the date on which the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial Business Combination, and (ii) in the case of Private Warrants, and any warrants may be issued upon the conversion of the working capital loans, or “working capital warrants”, until 30 days after the completion of our initial Business Combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any affiliate of our founders, any members of our founders, or any of their affiliates, direct and indirect equity holders, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a Business Combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our initial Business Combination; or (g) by virtue of the laws of Delaware or our founders’ limited liability company agreement upon dissolution of our founders, provided, however, that in the case of clauses (a) through (e), or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares and Private Warrants

On February 4, 2022, the Sponsor acquired 2,156,250 Founder Shares of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of December 31, 2022, there were 2,156,250 Founder Shares issued and outstanding.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the number of Class A common stock and Class B common stock issued and outstanding upon completion of the IPO.

The Founder Shares are identical to the Public Shares. However, the founders have agreed (A) to vote their Founder Shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to an initial Business Combination, an amendment to the Company’s amended and restated certificate of incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete an initial Business Combination within the Combination Period (As defined below), unless the Company provides public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to redeem any shares, including Founder Shares and Public Shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination or sell any shares to us in any tender offer in connection with the Company’s proposed initial Business Combination, and (D) that the Founder Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

Substantially concurrently with the closing of the IPO on June 14, 2022, the Company completed the sale of 5,240,000 Private Warrants to the Sponsor at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,240,000. Private Warrants are identical to the Public Warrants included in the Units sold in the IPO except that the Private Warrants (including the Class A common stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination except to permitted transferees.

As more fully discussed in the section of the Prospectus entitled “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations to other entities that may take priority over their duties to us. Other than as set forth elsewhere in this report, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial Business Combination. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, advisors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Promissory Note

On January 20, 2022, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 20, 2023 or (2) the date on which the Company consummates its IPO of its securities. The Company has an outstanding loan balance of $316,827 on June 14, 2022 after the IPO and the outstanding balance was repaid on June 21, 2022. As of December 31, 2022, there was no loan balance outstanding.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the founders may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be converted upon consummation of the Company’s Business Combination into Warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. Such Private Warrant converted from loan would be identical to the Private Warrants sold in the Private Placement.

As of December 31, 2022, the Company had no borrowings under the working capital loans.

Others

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the Private Warrants sold in the Private Placement and the Founder Shares.

RELATED PARTY POLICY

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that was filed as an exhibit to the S-1 was adopted prior to the consummation of the IPO.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee that was filed as an exhibit to the S-1 was adopted prior to the consummation of the IPO. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial Business Combination with an entity that is affiliated with any of our founders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view. Furthermore, other than as set forth elsewhere in the Prospectus, no finder’s fees, reimbursements or cash payments will be made to our founders, existing advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial Business Combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial Business Combination:

●	Repayment to an aggregate of up to $500,000 in loans made to us by the Sponsor;

●	A monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services to sponsor. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) June 14, 2023;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination; and

●	Repayment of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial Business Combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $3,000,000 of such loans may be convertible into working capital warrants, at a price of $1.00 per warrant at the option of the lender. Such working capital warrants are identical to the Private Warrants sold in the Private Placement.

Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

Based on information provided by Friedman, the independent registered public accounting firm of the Company, effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through September 30, 2022.

On October 3, 2022, the Audit Committee of the Board and the full Board approved the dismissal with Friedman and engagement of Marcum to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2022. The services previously provided by Friedman will now be provided by Marcum.

The following chart sets forth public accounting fees in connection with services rendered by Friedman and Marcum for the period from January 7, 2022 (inception) through December 31, 2022.

2022
Audit Fees	$122,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-

Audit fees were for professional services rendered by Friedman and Marcum for the audit of our annual financial statements, and services that are normally provided by Friedman and Marcum in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

Pre-Approval of Services

Because our audit committee was not formed until June 9, 2022, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 9, 2022, among the Registrant, and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
3.2	First Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 18, 2022).
3.3	Amended and Restated Certificate of Incorporation, dated June 7, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
4.4	Warrant Agreement, dated June 9, 2022, between the Registrant and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
4.5	Description of Securities of the Registrant.
10.1	Promissory Note, dated January 20, 2022 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
10.2	Letter Agreement, dated June 9, 2022, among the Registrant and certain security holders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
10.3	Amendment to the Letter Agreement of June 9, 2022, entered between Acri Capital Acquisition Corporation, Acri Capital Sponsor LLC, and directors of Acri Capital Acquisition Corporation, dated November 18, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 18, 2022).
10.4	Amended & Restated Investment Management Trust Agreement, dated June 9, 2022, between the Registrant and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).

10.5	Registration Rights Agreement, dated June 9, 2022, among the Registrant, certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
10.6	Securities Subscription Agreement between the Registrant and the sponsor dated February 4, 2022 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
10.7	Private Placement Warrants Purchase Agreement, dated June 9, 2022, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 18, 2022).
10.8	Form of Indemnity Agreements, dated June 9, 2022, between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
10.9	Administrative Services Agreement, dated June 9, 2022, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 18, 2022).
10.10	Form of Independent Director Offer Letter, dated March 8, 2022, among Acri Capital Sponsor LLC, and certain directors and officers of the Registrant (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRI CAPITAL ACQUISITION CORPORATION

Dated: March 30, 2023	By:	/s/ “Joy” Yi Hua
	Name:	“Joy” Yi Hua
	Title:	Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ “Joy” Yi Hua	Chief Executive Officer	March 30, 2023
“Joy” Yi Hua	(Principal executive officer), Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer) and Chairwoman

/s/ James “Jim” C. Hardin Jr.	Independent Director	March 30, 2023
James “Jim” C. Hardin Jr.

/s/ Edmund R. Miller	Independent Director	March 30, 2023
Edmund R. Miller

/s/ Andrew Pierce	Independent Director	March 30, 2023
Andrew Pierce

ACRI CAPITAL ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acri Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Acri Capital Acquisition Corporation (the “Company”) as of December 31, 2022, the related statements of income, changes in stockholders’ deficit and cash flows for the period from January 7, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period from January 7, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Marlton, NJ
March 30, 2023

ACRI CAPITAL ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2022

Assets
Cash	$547,478
Prepaid expenses	159,952
Total Current Assets	707,430

Investments held in Trust Account	89,140,977
Total Assets	$89,848,407

Liabilities, Temporary Equity, and Stockholders’ Deficit
Accrued expenses	$76,931
Franchise tax payable	56,361
Income tax payable	173,680
Total Current Liabilities	306,972

Deferred tax liability	60,594
Deferred underwriter’s discount	2,587,500
Total Liabilities	2,955,066

Commitments and Contingencies

Class A Common stock subject to possible redemption, 8,625,000 shares at redemption value of $10.30 per share	88,850,342

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-
Class A common stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	-
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding	216
Accumulated deficit	(1,957,217)
Total Stockholders’ Deficit	(1,957,001)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$89,848,407

The accompanying notes are an integral part of these financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

STATEMENT OF INCOME

For the Period from January 7, 2022 (inception) through December 31, 2022
Formation and operating costs	$658,118
Franchise tax expenses	56,361
Loss from Operations	(714,479)

Other income (expense)
Interest earned on investment held in Trust Account	1,165,977

Income before income taxes	451,498

Income taxes provision	234,274

Net income	$217,224

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,818,436
Basic and diluted net income per share, common stock subject to possible redemption	$0.57
Basic and diluted weighted average shares outstanding, common stock attributable to Acri Capital Acquisition Corporation	2,032,123
Basic and diluted net loss per share, common stock attributable to Acri Capital Acquisition Corporation	$(1.25)

The accompanying notes are an integral part of these financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 7, 2022 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	-	-	2,156,250	216	24,784	-	25,000
Sale of public units through public offering	-	-	8,625,000	863	-	-	86,249,137	-	86,250,000
Sale of private placement warrants	-	-	-	-	-	-	5,240,000	-	5,240,000
Underwriters’ discount	-	-	-	-	-	-	(4,312,500)	-	(4,312,500)
Other offering expenses	-	-	-	-	-	-	(526,383)	-	(526,383)
Reclassification of common stock subject to redemption	-	-	(8,625,000)	(863)	-	-	(84,899,324)	-	(84,900,187)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	-	-	4,838,883	-	4,838,883
Accretion of carrying value to redemption value	-	-	-	-	-	-	(6,614,597)	(2,174,441)	(8,789,038)
Net income	-	-	-	-	-	-	-	217,224	217,224
Balance as of December 31, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,957,217)	$(1,957,001)

The accompanying notes are an integral part of these financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the Period from January 7, 2022 (inception) through December 31, 2022
Cash Flows from Operating Activities:
Net Income	$217,224
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account, net of expenses	(1,165,977)
Deferred taxes	60,594
Changes in operating assets and liabilities:
Prepaid expenses	(159,952)
Accrued expenses	76,931
Franchise tax payable	56,361
Income taxes payable	173,680
Net Cash Used in Operating Activities	(741,139)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(87,975,000)
Net Cash Used in investing Activities	(87,975,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from promissory note to related party	316,827
Repayment of promissory note to related party	(316,827)
Proceeds from public offering	86,250,000
Proceeds from private placement	5,240,000
Payment of underwriter discount	(1,725,000)
Payment of deferred offering costs	(526,383)
Net Cash Provided by Financing Activities	89,263,617

Net Change in Cash	547,478

Cash, January 7, 2022 (inception)	-
Cash, December 31, 2022	$547,478

Supplemental Disclosure of Cash Flow Information:
Deferred underwriters’ marketing fees	$2,587,500
Change in value of common stock subject to redemption	$84,900,187
Allocation of offering costs to common stock subject to redemption	$4,838,883
Accretion of carrying value to redemption value	$8,789,038

The accompanying notes are an integral part of these financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. For the period from January 7, 2022 (inception) through December 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The shares of Class A common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only by March 14, 2023 (nine (9) months from the closing of the IPO) (or up to December 14, 2023 (18 months from the closing of the IPO) if the Company extends the period of time to complete a Business Combination) from the closing of the IPO to complete the initial Business Combination (the “Combination Period”).

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
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Liquidity and Going Concern

As of December 31, 2022, the Company had cash of $547,478 and a working capital of $630,499 (excluding taxes payable which are to be paid from Trust). The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans (see Note 6).

In addition, under the Company’s amended and restated certificate of incorporation provides that the Company will have only nine (9) months from the closing of the IPO to complete the initial Business Combination, which may be extended up to nine (9) times by an additional one month each time to a total of 18 months from the closing of IPO. If the Company is unable to complete a Business Combination within the Combination Period, the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period, If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period and that the Company will obtain enough votes to extend the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

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
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2 — Significant accounting policies (cont.)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $547,478 cash in bank as of December 31, 2022.

Investments held in Trust Account

At December 31, 2022, $89,140,977 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the statement of operations.

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
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, common stock subject to possible redemption are presented at redemption value of $10.30 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2022, the Company has not considered the effect of the Warrants sold in the IPO and private placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2 — Significant accounting policies (cont.)

The net income (loss) per share presented in the statement of operations is based on the following:

For the Period from January 7, 2022 (inception) through December 31, 2022
Net income	$217,224
Accretion of carrying value to redemption value	(8,789,038)
Net loss including accretion of carrying value to redemption value	$(8,571,814)

	For the Period from
	January 7, 2022 (inception) through
	December 31, 2022
		Non-
	Redeemable	Redeemable
	Common	Common
	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(6,029,105)	$(2,542,709)
Accretion of carrying value to redemption value	8,789,038	—
Allocation of net income/(loss)	$2,759,933	$(2,542,709)
Denominators:
Weighted-average shares outstanding	4,818,436	2,032,123
Basic and diluted net income/(loss) per share	$0.57	$(1.25)

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2 — Significant accounting policies (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2022, approximately $89.4 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2 — Significant accounting policies (cont.)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Investments Held in Trust Account

As of December 31, 2022, assets held in the Trust Account were comprised of $89,140,977 in money market funds which are invested in U.S. Treasury Securities. Interest income for the period from January 7, 2022 (inception) through December 31, 2022 amounted to $1,165,977.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$89,140,977

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

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 4 — Initial Public Offering (cont.)

As of December 31, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

As of December 31, 2022
Gross proceeds	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,349,813)
Offering costs of Public Shares	(4,838,883)
Plus:
Accretion of carrying value to redemption value	8,789,038
Common stock subject to possible redemption	$88,850,342

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

Note 6 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of December 31, 2022, there were 2,156,250 Founder Shares issued and outstanding.

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
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Promissory Note — Related Party

On January 20, 2022, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 20, 2023 or (2) the date on which the Company consummates its IPO of its securities. The Company has an outstanding loan balance of $316,827 on June 14, 2022 after the IPO and the outstanding balance was repaid on June 21, 2022. As of December 31, 2022, there was no loan balance outstanding.

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

As of December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. Administrative service fee expenses for the period from January 7, 2022 (inception) through December 31, 2022 amounted to $67,000.

Note 7 — Commitments & Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions.

ACRI CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 7 — Commitments & Contingencies (cont.)

The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 8,625,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

ACRI CAPITAL ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, 9,552,500 Warrants were outstanding.

Note 9 — Income Taxes

The income tax provision (benefit) consists of the following for the period from January 7, 2022 (inception) through December 31, 2022:

For the Period from January 7, 2022 (inception) through December 31, 2022
Current
Federal	$173,680
State	-
Deferred
Federal	(67,458)
State	-
Valuation allowance	(128,052)
Income tax provision	$234,274

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 9 — Income Taxes (cont.)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

For the Period from
January 7, 2022
(inception) through
December 31, 2022
U.S. statutory rate	21.0%
Change in valuation allowance	28.4%
Permanent difference - facilitation cost for merger	2.5%
Effective tax rate	51.9%

The Company’s net deferred tax assets were as follows as of December 31, 2022

Deferred tax assets:
Start-up costs	$128,052
Valuation allowance	(128,052)
Total deferred tax assets	-
Accrued interest income	(60,594)
Deferred tax liability, net	$(60,594)

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On February 8, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the stockholders of the Company approved the proposal to amend Company’s amended and restated certificate of incorporation (“Charter”) to amend the amount of monthly deposit (each, a “Monthly Extension Payment”) required to be deposited in the trust account (the “Trust Account”) from $0.0333 for each public share to $0.0625 for each public share for up to nine (9) times if the Company has not consummated its initial business combination by March 14, 2023 (the nine (9) month anniversary of the closing of its initial public offering) (the “Extension Amendment Proposal”). Upon the stockholders’ approval, on February 9, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing.

In connection with the votes to approve the Extension Amendment Proposal, 4,981,306 shares of Class A common stock of the Company were rendered for redemption at $10.33 per share.

On March 12, 2023, an aggregate of $227,730.87 was deposited into the trust account of the Company for the public shareholders, representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from March 14, 2023 to April 14, 2023 (the “Extension”). The Extension is the first of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 (the “Note”) to its Sponsor. The Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.