Form 10-Q
period 2023-03-31
Acri Capital Acquisition Corp
filed 2023-05-15
CIK 1914023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 15, 2023, 3,643,694 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,156,250 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$365,227	$547,478
Prepaid expenses	69,179	159,952
Prepaid expenses - related party	20,000	-
Total Current Assets	454,406	707,430

Investments held in Trust Account	38,332,520	89,140,977
Total Assets	$38,786,926	$89,848,407

Liabilities, Temporary Equity, and Stockholders’ Deficit
Accrued expenses	$20,268	$76,931
Franchise tax payable	-	56,361
Income tax payable	120,583	173,680
Excise tax payable	514,469	-
Promissory note - related party	227,731	-
Total Current Liabilities	883,151	306,972

Deferred tax liability	30,736	60,594
Deferred underwriter’s discount	2,587,500	2,587,500
Total Liabilities	2,986,818	2,955,066

Commitments and Contingencies

Common stock subject to possible redemption, 3,643,694 shares and 8,625,000 shares at redemption value of $10.48 and $10.30 per share as of March 31, 2023 and December 31, 2022, respectively	38,181,201	88,850,342

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding (excluding 3,643,694 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	-
Accumulated deficit	(2,895,878)	(1,957,217)
Total Stockholders’ Deficit	(2,895,662)	(1,957,001)

Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$38,786,926	$89,848,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period from
	For the three months	January 7, 2022 (inception)
	ended	through
	March 31, 2023	March 31, 2022
Formation and operating costs	$188,062	$645
Franchise tax expenses	8,300	-
Loss from Operations	(196,362)	(645)

Other income
Interest earned on investment held in Trust Account	706,680	-

Income (loss) before income taxes	510,318	(645)

Income taxes provision	146,660	-

Net income (loss)	$363,658	$(645)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,498,150	-
Basic and diluted net income per share, common stock subject to possible redemption	$0.07	$-
Basic and diluted weighted average shares outstanding, common stock attributable to Acri Capital Acquisition Corporation	2,156,250	2,156,250
Basic and diluted net loss per share, common stock attributable to Acri Capital Acquisition Corporation	$(0.05)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 7, 2022 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	-	-	2,156,250	216	24,784	-	25,000
Net loss	-	-	-	-	-	-	-	(645)	(645)
Balance as of March 31, 2022	-	$-	-	$-	2,156,250	$216	$24,784	$(645)	$24,355

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 7, 2022 (inception)	-	$-	-	$-	2,156,250	$216	$-	$(1,957,217)	$(1,957,001)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(787,750)	(787,750)
Excise tax accrual								(514,569)	(514,569)
Net income	-	-	-	-	-	-	-	363,658	363,658
Balance as of March 31, 2023	-	$-	-	$-	2,156,250	$216	$-	$(2,895,878)	$(2,895,662)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
	For the three months	January 7, 2022 (inception)
	ended	through
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net Income	$363,658	(645)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(706,680)	-
Deferred taxes	(29,858)	-
Changes in operating assets and liabilities:	-	-
Prepaid expenses	70,773	-
Accrued expenses	(56,662)	-
Franchise tax payable	(56,361)	-
Income taxes payable	(53,097)	-
Net Cash Used in Operating Activities	(468,227)	(645)

Cash Flows from Investing Activities:
Sale of investment held in trust account	51,515,136	-
Net Cash Provided by Investing Activities	51,515,136	-

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	-	25,000
Proceeds from promissory note to related party	227,731	235,585
Repayment of promissory note to related party	-	(229,433)
Redemption of Class A Common Stock	(51,456,891)	-
Net Cash (Used in) Provided by Financing Activities	(51,229,160)	31,152

Net Change in Cash	(182,251)	30,507

Cash, beginning of period	547,478	-
Cash, end of period	$365,227	30,507

Supplemental Disclosure of Cash Flow Information:
Excise tax accrual on redemption of Class A common stock	$514,469	$-
Accretion of carrying value to redemption value	$787,750	$-

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

As of March 31, 2023 and December 31, 2022, the Company had not commenced any operations. For the three months ended March 31, 2023 and the period from January 7, 2022 (inception) through March 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

In connection with the votes to approve the Extension Amendment Proposal, 4,981,306 shares of Class A common stock of the Company were redeemed at $10.33 per share in March 2023.

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

On April 12, 2023, an aggregate of $227,730.87 (the “Second Monthly Extension Payment”) was deposited into the Trust Account representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its Business Combination by one month from April 14, 2023 to May 14, 2023 (the “Second Extension”). The Second Extension is the second of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the Second Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 (the “Second Extension Note”, and collectively with the First Extension Note, the “Extension Notes”) to the Sponsor.

On May 11, 2023, an aggregate of $227,730.87 (the “Third Monthly Extension Payment”) was deposited into the Trust Account of the “Company” for the public shareholders, representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from May 14, 2023 to June 14, 2023 which is the third of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the Third Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 (the “Third Extension Note”) to its Sponsor,

The shares of Class A common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only by March 14, 2023 (nine (9) months from the closing of the IPO) (or up to December 14, 2023 (18 months from the closing of the IPO) if the Company extends the period of time to complete a Business Combination) from the closing of the IPO to complete the initial Business Combination (the “Combination Period”).

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

Liquidity and Going Concern

As of March 31, 2023, the Company had cash of $365,227 and a working capital deficit of $308,162  (excluding income taxes payable which are to be paid from Trust). The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans (see Note 6).

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $365,227 and $547,478 cash in bank as of March 31, 2023 and December 31, 2022, respectively.

Investments held in Trust Account

At March 31, 2023 and December 31, 2022, we had $38,332,520 and $89,140,977 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the statement of operations.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, common stock subject to possible redemption are presented at redemption value of $10.48 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2023, the Company has not considered the effect of the Warrants sold in the IPO and private placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

		For the
		Period from
		January 7,
	For the	2022
	Three Months	(inception)
	Ended	through
	March 31,	March 31,
	2023	2022
Net income (loss)	$363,658	$(645)
Accretion of carrying value to redemption value	(787,750)	-
Net loss including accretion of carrying value to redemption value	$(424,092)	$(645)

			For the Period From
	For the		January 7, 2022
	Three Months Ended		(inception) through
	March 31, 2023		March 31, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(318,429)	$(105,663)	$—	$(645)
Accretion of carrying value to redemption value	787,750	—	—	—
Allocation of net income (loss)	$469,321	$(105,663)	$—	$(645)
Denominators:
Weighted-average shares outstanding	6,498,150	2,156,250	—	2,156,250
Basic and diluted net income (loss) per share	$0.07	$(0.05)	$—	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2023, approximately $38.4 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this ASU is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has early adopted this update and it will become effective on January 1, 2023. The Company adoption of this ASU did not have a material effect on the Company’s unaudited condensed financial statements.

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

As a result of the 4,981,306 shares of Class A common stock redeemed in March, 2023, the Company accrued the 1% excise tax in the amount of $514,569 as a reduction of equity as the Company is uncertain about the structure of business combination and whether additional shares will be issued within the same taxable year.

Note 3 — Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $ 38,332,520 and $89,140,977 in money market funds which are invested in U.S. Treasury Securities. Interest income for the three months ended March 31, 2023 and the period from January 7, 2022 (inception) through March 31, 2022 amounted to $706,680 and nil, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$38,332,520

Description	Level	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$89,140,977

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

As of March 31, 2023 and December 31, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

	As of	As of
	March 31,	December 31,
	2023	2022
Gross proceeds	$86,250,000	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,349,813)	(1,349,813)
Offering costs of Public Shares	(4,838,883)	(4,838,883)
Redemption	(51,456,891)	-
Plus:
Accretion of carrying value to redemption value	9,576,788	8,789,038
Common stock subject to possible redemption	$38,181,201	$88,850,342

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

Note 6 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of March 31, 2023 and December 31, 2022, there were 2,156,250 Founder Shares issued and outstanding.

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

In connection with the Monthly Extension Payment discussed in Note 1, the Company issued an unsecured promissory note of $227,730.87 (the “Note”) to its Sponsor. The Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

Balance of Promissory Note – related party amounted to $227,731 and nil at March 31, 2023 and December 31, 2022, respectively.

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

As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. Administrative service fee expenses for the three months ended March 31, 2023 and the period from January 7, 2022 (inception) through March 31, 2022 amounted to $30,000 and nil, respectively. Prepaid services fees amounted to $20,000 and nil as of March 31, 2023 and December 31, 2022, respectively.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 3,643,694 and 8,625,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

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

As of March 31, 2023 and December 31, 2022, 9,552,500 Warrants were outstanding.

Note 9 — Income Taxes

As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Its effective tax rate was 28.7% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2022 was 0%. The effective tax rate differs from the statutory tax rate of 21% primarily due to the valuation allowance on the deferred tax assets.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On April 12, 2023, an aggregate of $227,730.87 (the “Second Monthly Extension Payment”) was deposited into the Trust Account representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its Business Combination by one month from April 14, 2023 to May 14, 2023 (the “Second Extension”). The Second Extension is the second of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the Second Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 (the “Second Extension Note”, and collectively with the First Extension Note, the “Extension Notes”) to the Sponsor.

On May 11, 2023, an aggregate of $227,730.87 (the “Third Monthly Extension Payment”) was deposited into the Trust Account representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from May 14, 2023 to June 14, 2023 which is the third of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the Third Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 to its Sponsor.

The Second Extension Note and Third Extension Note (collectively, the “Notes”) are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

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

On June 14, 2022 the Company consummated the IPO of 8,625,000 units (the “Units”) (including 1,125,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), and one-half of one redeemable warrant, each whole Warrant entitling the holder thereof to purchase one share of Class A common stock (the “Class A common stock”) at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000 on June 14, 2022.

Recent Developments

Special Shareholder Meeting

On February 8, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), at which the stockholders of the Company approved the proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to amend amount of month deposit (each, a “Monthly Extension Payment”) required to be deposited in the trust account (the “Trust Account”) from $0.0333 for each public share to $0.0625 for each public share for up to nine (9) times until December 14, 2023 if the Company has not consummated its Business Combination by March 14, 2023 (the nine (9) month anniversary of the closing of its IPO) (the “Extension Amendment Proposal”).

In connection with the votes to approve the Extension Amendment Proposal, 4,981,306 shares of Class A common stock of the Company were rendered for redemption.

First Extension

On March 12, 2023, an aggregate of $227,730.87 of Monthly Extension Payment was deposited into the Trust Account (the “First Monthly Extension Payment”), representing $0.0625 per public share, which enabled the Company to extend the period of time it had to consummate its Business Combination by one month from March 14, 2023 to April 14, 2023 (the “Extension”). The Extension is the first of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 (the “First Extension Note”) to the sponsor.

Second Extension

On April 12, 2023, an aggregate of $227,730.87 (the “Second Monthly Extension Payment”) was deposited into the Trust Account representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its Business Combination by one month from April 14, 2023 to May 14, 2023 (the “Second Extension”). The Second Extension is the second of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the Second Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 (the “Second Extension Note”, and collectively with the First Extension Note, the “Extension Notes”) to the sponsor.

Third Extension

On May 11, 2023, an aggregate of $227,730.87 (the “Third Monthly Extension Payment”) was deposited into the Trust Account representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from May 14, 2023 to June 14, 2023 which is the third of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the Third Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 to its sponsor.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We currently have until May 14, 2023 to consummate our Business Combination. However, if we anticipate that we may not be able to consummate our Business Combination by May 14, 2023, we may, but are not obligated to, extend the period of time to consummate a Business Combination for up to seven times by an additional one month each time and may have until December 14, 2023 to consummate our Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our activities during the three months ended March 31, 2023 involved mainly searching for a suitable target for our business combination. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023 and the period from January 7, 2022 (inception) through March 31, 2022, we had a net income (loss) of $363,658 and $(645), respectively, from interest income less formation and operating costs

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2023 had been satisfied through initial payment from the sponsor of $25,000 and proceeds from the Private Placement.

On June 14, 2022, we consummated the IPO of 8,625,000 Units at a price of $10.00 per unit (including 1,125,000 Units issued upon the fully exercise of the over-allotment option), generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO and exercise of the over-allotment option in full by the underwriters, we consummated the sale of 5,240,000 warrants as Private Placement Warrants, at a price of $1.00 per warrant, with each warrant entitling the registered holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, generating gross proceeds of $5,240,000. Following the closings of the IPO and the sales of the Private Placement Warrants on June 14, 2022, a total of $87,975,000 (or $10.20 per share) was placed in the Trust Account, established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

As of March 31, 2023, the Company had cash of $365,227 and a working capital deficit of $308,162.

In connection with the votes to approve the Extension Amendment Proposal, 4,981,306 shares of Class A common stock of the Company were rendered for redemption at $10.33 per share, resulting in approximately $38.0 million remaining in the Trust Account as of February 28, 2022.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the Business Combination, it would repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into warrant, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In addition, our amended and restated certificate of incorporation provides that we will have until March 14, 2023 to complete the Business Combination, which may be extended up to nine (9) times by an additional one month each time until December 14,2023. On February 8, 2023  we held the Special Meeting. At the Special Meeting, the stockholders of the Company approved the proposal to amend our Charter to amend the amount of Monthly Extension Payment required to be deposited in the Trust Account from $0.0333 for each public share to $0.0625 for each public share for up to nine (9) times if we have not consummated the Business Combination by March 14, 2023. Upon the stockholders’ approval, on February 9, 2023, we filed a certificate of amendment to the Charter which became effective upon filing. On March 12, 2023, an aggregate of $227,730.87 was deposited into the Trust Account, representing $0.0625 per public share, which enabled us to extend the period of time we have to consummate the Business Combination by one month from March 14, 2023 to April 14, 2023. The Extension is the first of the nine one-month extensions permitted under our governing documents. On April 12, 2023, an aggregate of $227,730.87 was deposited into the Trust Account representing $0.0625 per public share, which enables the Company to extend the period of time it has to consummate its Business Combination by one month from April 14, 2023 to May 14, 2023. The Second Extension is the second of the nine one-month extensions permitted under our governing documents.

In connection with the First Monthly Extension Payment, Second Monthly Extension Payment and the Third Monthly Extension Payment, we issued an unsecured promissory note of $227,730.87 (the “First Extension Note”), an unsecured promissory note of $227,730.87 (the “Second Extension Note”), and an unsecured promissory note of $227,730.87 (the “Third Extension Note” and collectively with the First Extension Note and Second Extension Note, the “Extension Notes”), respectively, to our sponsor. The Extension Notes are non-interest bearing and are each payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s Business Combination and (ii) the date of the liquidation of the Company. The Extension Notes principal balance may be prepaid at any time, at the election of the Company. The holder of each of the Extension Notes has the right, but not the obligation, to convert each Extension Note, in whole or in part, respectively, into Private Placement Warrants of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Extension Note at least two (2) business days prior to the closing of the Company’s Business Combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023 and December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The holders of the founder shares, the Private Placement Warrants, and any warrants that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Investments held in Trust Account

At March 31, 2023 and December 31, 2022, $38,332,520 and $89,140,977 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, common stock subject to possible redemption are presented at redemption value of $10.48 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (who also serves as our chief financial officer) (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified ineffective controls over period end process to properly accrue excise tax as a result of new legislation as material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective. Because a material weakness in the Company’s internal controls over financial reporting existed as of March 31, 2023, the Company’s disclosure controls and procedures were not effective as of March 31, 2023.

In light of this material weakness, we performed additional research and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented. In an effort to remediate the identified material weaknesses, the Company will seek tax expert advice in the future in connection with new tax legislations.

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

Use of Proceeds

On June 14, 2022, we consummated the IPO of 8,625,000 Public Units (including 1,125,000 Units issued upon the partial exercise of the over-allotment option), at a price of $10.00 per unit, generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,240,000 Private Placement Warrants, to our sponsor in Private Placement generating gross proceeds of $5,240,000.

The net proceeds of $87,975,000 from the IPO and the Private Placement, were placed in the Trust Account established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acri Capital Acquisition Corporation

Date: May 15, 2023	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)