Form 10-Q
period 2023-06-30
Acri Capital Acquisition Corp
filed 2023-08-11
CIK 1914023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 11, 2023, 3,643,694 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,156,250 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$201,143	$547,478
Prepaid expenses	13,460	159,952
Total Current Assets	214,603	707,430

Investments held in Trust Account	39,472,129	89,140,977
Total Assets	$39,686,732	$89,848,407

Liabilities, Temporary Equity, and Stockholders’ Deficit
Accrued expenses	$53,138	$76,931
Franchise tax payable	-	56,361
Income tax payable	210,489	173,680
Excise tax payable	514,569	-
Promissory note - related party	910,924	-
Total Current Liabilities	1,689,120	306,972

Deferred tax liability	33,628	60,594
Deferred underwriter’s discount	2,587,500	2,587,500
Total Liabilities	4,310,248	2,955,066

Commitments and Contingencies

Common stock subject to possible redemption, 3,643,694 shares and 8,625,000 shares at redemption value of $10.77 and $10.30 per share as of June 30, 2023 and December 31, 2022	39,228,012	88,850,342

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding (excluding 3,643,694 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	-	-
Accumulated deficit	(3,851,744)	(1,957,217)
Total Stockholders’ Deficit	(3,851,528)	(1,957,001)

Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$39,686,732	$89,848,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period from
	For the three months	For the three months	For the six months	January 7, 2022 (inception)
	ended	ended	ended	through
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Formation and operating costs	$258,152	$156,737	$446,214	$157,382
Franchise tax expenses	14,522	3,200	22,822	3,200
Loss from Operations	(272,674)	(159,937)	(469,036)	(160,582)

Other income
Interest earned on investment held in Trust Account	456,417	-	1,163,097	-

Income (loss) before income taxes	183,743	(159,937)	694,061	(160,582)

Income taxes provision	92,798	-	239,458	-

Net income (loss)	$90,945	$(159,937)	$454,603	$(160,582)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,643,694	793,103	5,055,064	793,103
Basic and diluted net income per share, common stock subject to possible redemption	$0.12	$7.01	$0.17	$6.98
Basic and diluted weighted average shares outstanding, common stock attributable to Acri Capital Acquisition Corporation	2,156,250	1,925,000	2,156,250	1,900,862
Basic and diluted net loss per share, common stock attributable to Acri Capital Acquisition Corporation	$(0.16)	$(2.97)	$(0.19)	$(3.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 7, 2022 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	-	-	2,156,250	216	24,784	-	25,000
Net loss	-	-	-	-	-	-	-	(645)	(645)
Balance as of March 31, 2022	-	$-	-	$-	2,156,250	$216	$24,784	$(645)	$24,355
Sale of public units through public offering	-	-	8,625,000	863	-	-	86,249,137	-	86,250,000
Sale of private placement warrants	-	-	-	-	-	-	5,240,000	-	5,240,000
Underwriters’ discount	-	-	-	-	-	-	(4,312,500)	-	(4,312,500)
Other offering expenses	-	-	-	-	-	-	(526,383)	-	(526,383)
Reclassification of common stock subject to redemption	-	-	(8,625,000)	(863)	-	-	(84,899,324)	-	(84,900,187)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	-	-	4,838,883	-	4,838,883
Accretion of carrying value to redemption value	-	-	-	-	-	-	(6,614,597)	(1,299,099)	(7,913,696)
Net loss	-	-	-	-	-	-	-	(159,937)	(159,937)
Balance as of June 30, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,459,681)	$(1,459,465)

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,957,217)	$(1,957,001)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(787,750)	(787,750)
Excise tax accrual	-	-	-	-	-	-	-	(514,569)	(514,569)
Net income	-	-	-	-	-	-	-	363,658	363,658
Balance as of March 31, 2023	-	$-	-	$-	2,156,250	$216	$-	$(2,895,878)	$(2,895,662)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(1,046,811)	(1,046,811)
Net income	-	-	-	-	-	-	-	90,945	90,945
Balance as of June 30, 2023	-	$-	-	$-	2,156,250	$216	$-	$(3,851,744)	$(3,851,528)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
	For the six months	January 7, 2022 (inception)
	ended	through
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net Income (Loss)	$454,603	$(160,582)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,163,097)	-
Deferred taxes	(26,966)	-
Changes in operating assets and liabilities:
Prepaid expenses	146,492	(192,667)
Accrued expenses	(23,792)	139,765
Franchise tax payable	(56,361)	3,200
Income taxes payable	36,809	-
Net Cash Used in Operating Activities	(632,312)	(210,284)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	-	(87,975,000)
Sale of investment held in trust account	50,831,944	-
Net Cash Provided by (Used in) Investing Activities	50,831,944	(87,975,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	-	25,000
Proceeds from promissory note to related party	910,924	316,827
Repayment of promissory note to related party	-	(316,827)
Proceeds from public offering	-	86,250,000
Proceeds from private placement	-	5,240,000
Payment of underwriter discount	-	(1,725,000)
Payment of deferred offering costs	-	(526,383)
Redemption of Class A Common Stock	(51,456,891)	-
Net Cash (Used in) Provided by Financing Activities	(50,545,967)	89,263,617

Net Change in Cash	(346,335)	1,078,333

Cash, beginning of period	547,478	-
Cash, end of period	$201,143	$1,078,333

Supplemental Disclosure of Cash Flow Information:
Deferred underwriters’ marketing fees	$-	$2,587,500
Change in value of common stock subject to redemption	$-	$84,899,324
Allocation of offering costs to common stock subject to redemption	$-	$4,838,883
Accretion of carrying value to redemption value	$1,834,561	$7,913,696

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023 and December 31, 2022, the Company had not commenced any operations. For the six months ended June 30, 2023 and the period from January 7, 2022 (inception) through June 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the Special Meeting, the Sponsor deposited four monthly payments to the Trust Account to extend the Business Combination deadline to July 14, 2023 of $227,730.87 for a total of $910,923.48.

In connection with each of the Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 (the “Note”) to its Sponsor. The Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00. Total outstanding notes amounted to $910,923.48 as of June 30, 2023.

 On July 11 2023, the Company held another special meeting of stockholders (the “Special Meeting II”), at which the stockholders of the Company approved, among others, the proposal to amend the Charter to allow the Company until July 14, 2023 to consummate an initial business combination, and, without another stockholder vote, to elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 to the Trust Account. Upon the stockholders’ approval, on July 12, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Second Amended Charter”). In connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled.

In connection with the Special Meeting II, the stockholders also approved the proposal to amend the Charter to remove the restriction of Company to undertake an initial business combination with any entity with its principal business operations or is headquartered in China (including Hong Kong and Macau).

Pursuant to the Second Amended Charter, the Company may extend the Business Combination deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account. Following the Special Meeting II, the Sponsor deposited two monthly payments to the Trust Account to extend the Combination Deadline to September 14, 2023.  The two monthly payments were evidenced by two promissory notes issued by the Company to the Sponsor, each in the principal amount of $75,000.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had cash of $201,143 and a working capital deficit of $1,264,028 (excluding income taxes payable which are to be paid from Trust). The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans (see Note 6).

In addition, under the Company’s Second Amended Charter provides that the Company will need to complete initial Business Combination by July 14, 2023, which may be extended up to nine (9) times by an additional one month each time until April 14, 2024. If the Company is unable to complete a Business Combination within the Combination Period, the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period, If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $201,143 and $547,478 cash in bank as of June 30, 2023 and December 31, 2022, respectively.

Investments held in Trust Account

At June 30, 2023 and December 31, 2022, we had $39,472,129 and $89,140,977 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, common stock subject to possible redemption are presented at redemption value of $10.77 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2023, the Company has not considered the effect of the Warrants sold in the IPO and private placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the	For the
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2023	2022
Net income (loss)	$90,945	$(159,937)
Accretion of carrying value to redemption value	(1,046,811)	(7,913,696)
Net loss including accretion of carrying value to redemption value	$(955,866)	$(8,073,633)

	For the		For the
	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(600,503)	$(355,363)	$(2,355,770)	$(5,717,863)
Accretion of carrying value to redemption value	1,046,811	—	7,913,696	—
Allocation of net income (loss)	$446,308	$(355,363)	$5,557,926	$(5,717,863)
Denominators:
Weighted-average shares outstanding	3,643,694	2,156,250	793,103	1,925,000
Basic and diluted net income (loss) per share	$0.12	$(0.16)	$7.01	$(2.97)

		For the
		Period from
		January 7,
	For the	2022
	Six Months	(inception)
	Ended	through
	June 30,	June 30,
	2023	2022
Net income (loss)	$454,603	$(160,582)
Accretion of carrying value to redemption value	(1,834,561)	(7,913,696)
Net loss including accretion of carrying value to redemption value	$(1,379,958)	$(8,074,278)

			For the Period From
	For the		January 7, 2022
	Six Months Ended		(inception) through
	June 30, 2023		June 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(967,338)	$(412,620)	$(2,377,067)	$(5,697,211)
Accretion of carrying value to redemption value	1,834,561	—	7,913,696	—
Allocation of net income (loss)	$867,223	$(412,620)	$5,536,629	$(5,697,211)
Denominators:
Weighted-average shares outstanding	5,055,064	2,156,250	793,103	1,900,862
Basic and diluted net income (loss) per share	$0.17	$(0.19)	$6.98	$(3.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2023, approximately $39.4 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 — Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $39,472,129 and $89,140,977 in money market funds which are invested in U.S. Treasury Securities. Interest income for the three months ended June 30, 2023 and 2022 amounted to $456,417 and nil, respectively. Interest income for the six months ended June 30, 2023 and the period from January 7, 2022 (inception) through June 30, 2022 amounted to $1,163,097 and nil, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$39,472,129

Description	Level	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$89,140,977

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

As of June 30, 2023 and December 31, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

	As of	As of
	June 30,	December 31,
	2023	2022
Gross proceeds	$86,250,000	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,349,813)	(1,349,813)
Offering costs of Public Shares	(4,838,883)	(4,838,883)
Redemption	(51,456,891)	-
Plus:
Accretion of carrying value to redemption value	10,623,599	8,789,038
Common stock subject to possible redemption	$39,228,012	$88,850,342

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

Note 6 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of June 30, 2023 and December 31, 2022, there were 2,156,250 Founder Shares issued and outstanding.

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

In connection with the four Monthly Extension Payment discussed in Note 1, the Company issued four unsecured promissory note of $227,730.87 (the “Note”) to its Sponsor. The Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

Balance of Promissory Note – related party amounted to $910,924 and nil on June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. Administrative service fee expenses for the three months ended June 30, 2023 and 2022 amounted to $23,000 and $7,000, respectively. Administrative service fee expenses for the six months ended June 30, 2023 and the period from January 7, 2022 (inception) through June 30, 2022 amounted to $53,000 and $7,000, respectively. Accrued services fees amounted to $3,000 and nil as of June 30, 2023 and December 31, 2022, respectively.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 3,643,694 and 8,625,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

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

As of June 30, 2023 and December 31, 2022, 9,552,500 Warrants were outstanding.

Note 9 — Income Taxes

As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three months ended June 30, 2023 and 2022 were 50.5% and 0%, respectively. The effective tax rate for the six months ended June 30, 2023 and for the period from January 7, 2022 (inception) through June 30, 2022 were 34.5% and 0%, respectively. The effective tax rate differs from the statutory tax rate of 21% primarily due to the valuation allowance on the deferred tax assets.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On July 11 2023, the Company held another special meeting of stockholders (the “Special Meeting II”), at which the stockholders of the Company approved, among others, the proposal to amend the Charter to allow the Company until July 14, 2023 to consummate an initial business combination, and, without another stockholder vote, to elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 to the Trust Account. Upon the stockholders’ approval, on July 12, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Second Amended Charter”). In connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled.

In connection with the Special Meeting II, the stockholders also approved the proposal to amend the Charter to remove the restriction of Company to undertake an initial business combination with any entity with its principal business operations or is headquartered in China (including Hong Kong and Macau).

Pursuant to the Second Amended Charter, the Company may extend the Business Combination deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account. Following the Special Meeting II, the Sponsor deposited two monthly payments to the Trust Account to extend the Combination Deadline to September 14, 2023.  The two monthly payments were evidenced by two promissory notes issued by the Company to the Sponsor, each in the principal amount of $75,000.

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

Overview

We are a blank check company incorporated as a Delaware corporation on January 7, 2022, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We are actively searching and identifying suitable Business Combination target. We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “IPO”) and the sale of warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to the Company’s sponsor Acri Capital Sponsor LLC (the “Sponsor”), potential additional shares, debt or a combination of cash, shares and debt.

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

Special Meeting I, Related Redemption, Extensions, and Extension Notes

On February 8, 2023, the Company held a special meeting of stockholders (the “Special Meeting I”), at which the stockholders of the Company approved the proposal to amend the Company’s then-existing amended and restated certificate of incorporation to amend the amount of monthly deposit required to be deposited in the trust account (the “Trust Account”) from $0.0333 for each public share to $0.0625 for each public share for, and the Company may extend up to nine (9) times until December 14, 2023 if the Company has not consummated its Business Combination by March 14, 2023 (the nine (9) month anniversary of the closing of its IPO). Upon the stockholders’ approval, on February 9, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “First Amended Charter”). In connection with the Special Meeting I, 4,981,306 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the First Amended Charter, the Company may extend the deadline to complete a Business Combination (the “Combination Deadline”) up to nine times on monthly basis from March 14, 2023 to December 14, 2023, by depositing $227,730.87 each month into the Trust Account, representing $0.0625 per public share. Following the Special Meeting I, the Sponsor deposited four monthly payments to the Trust Account to extend the Combination Deadline to July 14, 2023. The four monthly payments were evidenced by four promissory notes issued by the Company to the Sponsor, each in the principal amount of $227,730.87.

Special Meeting II, Related Redemption, Extension, and Extension Note

On July 11, 2023, the Company held another special meeting of stockholders (the “Special Meeting II”), at which the stockholders of the Company approved, among others, the proposal to amend the First Amended Charter to allow the Company until July 14, 2023 to consummate an initial business combination, and, without another stockholder vote, to elect to extend Combination Deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 to the Trust Account. Upon the stockholders’ approval, on July 12, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Second Amended Charter”). In connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the Second Amended Charter, the Company may extend the Combination Deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account. Following the Special Meeting II, the Sponsor deposited two monthly payments to the Trust Account to extend the Combination Deadline to September 14, 2023. The two monthly payments were evidenced by two promissory notes issued by the Company to the Sponsor, each in the principal amount of $75,000.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We currently have until September 14, 2023 to consummate our Business Combination. However, if we anticipate that we may not be able to consummate our Business Combination by September 14, 2023, we may, but are not obligated to, extend the Combination Deadline for up to another seven times by an additional one month each time and may have until April 14, 2024 to consummate our Business Combination.

Target Amendment

At the Special Meeting II, the stockholders also approved the proposal to amend the Charter to remove the restriction of Company to undertake an initial business combination with any entity with its principal business operations or is headquartered in China (including Hong Kong and Macau) (the “Target Amendment”). As result of the Target Amendment, the Company may decide to consummate the Business Combination with an entity with its principal business operations or is headquartered in China (including Hong Kong and Macau), so the combined company may face various legal and operational risks and uncertainties after the business combination. See “Part II – Other Information – Item 1A – Risk Factors” for details.

Change of Nasdaq Listing Market

On July 7, 2023, Nasdaq approved the Company’s application to list its common stock, units, and warrants on the Capital Market. The Company’s common stock, units, and warrants commenced trading on the Capital Market at the opening of business on July 10, 2023.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our activities during the six months ended June 30, 2023 involved mainly searching for a suitable target for our business combination. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023 and 2022, we had a net income (loss) of $90,945 and $(159,937), respectively, from interest income less formation and operating costs. For the six months ended June 30, 2023 and the period from January 7, 2022 (inception) through June 30, 2022, we had a net income (loss) of $454,603 and $(160,582), respectively, from interest income less formation and operating costs.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2023 had been satisfied through initial payment from the sponsor of $25,000 and proceeds from the Private Placement.

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

As of June 30, 2023, the Company had cash of $201,143 and a working capital deficit of $1,264,028.

In connection with the votes to approve the Extension Amendment Proposal, 4,981,306 shares of Class A common stock of the Company were rendered for redemption at $10.33 per share, resulting in approximately $38.0 million remaining in the Trust Account as of February 28, 2023.

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

In addition, our current charter provides that we will have until July 14, 2023 to complete the Business Combination, which may be extended up to nine (9) times by an additional one month each time until April 14, 2024. From February to June 2023, the sponsor deposited four monthly payments to the Trust Account to extend the Combination Deadline to July 14, 2023. Those payments were evidenced by four promissory notes issued by the Company to the Sponsor, each in the principal amount of $227,730.87 (each, a “First Recharter Extension Note”). From July to August, 2023, the Sponsor deposited two monthly payments to the Trust Account to extend the Combination Deadline to September 14, 2023 which were evidenced by two promissory notes issued by the Company to the Sponsor, each in the principal amount of $75,000 (each, a “Second Recharter Extension Note”, collectively with First Recharter Extension Note, the “Extension Note(s)”).

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

If we are unable to complete a Business Combination within the Combination Period, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the Completion Period, if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations.

As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023 and December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments held in Trust Account

At June 30, 2023 and December 31, 2022, $39,472,129 and $89,140,977 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, common stock subject to possible redemption are presented at redemption value of $10.77 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (who also serves as our chief financial officer) (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management   has identified ineffective controls over period end process to properly accrue excise tax as a result of new legislation as material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective and the material weakness has not been fully remediated as of June 30, 2023. Because a material weakness in the Company’s internal controls over financial reporting existed as of June 30, 2023, the Company’s disclosure controls and procedures were not effective as of June 30, 2023.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated June 9, 2022 filed with the SEC (the “Final Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus dated June 9, 2022, filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. This Quarterly Report should be read in conjunction with the risk factors disclosed in our Annual Report and other reports we file with, or furnish to, the SEC.

The risk factor disclosed as below in the proxy statement dated January 26, 2023 filed with the SEC are hereby incorporated in its entirety into the Final Prospectus:

We may not be able to complete the business combination if it is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

CFIUS has authority to review direct or indirect investments by foreign persons in U.S. businesses. Under the CFIUS regulations, foreign investors may be required to make mandatory filings and pay filing fees related to such filings. Also, CFIUS has the authority to self-initiate national security reviews of foreign direct and indirect investments in U.S. businesses if the parties to that investment choose not to file voluntarily or at the request of CFIUS. If CFIUS determines an investment to be a threat to national security, CFIUS has the power to block or impose mitigation measures on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) that might be considered by CFIUS to be a covered transaction that CFIUS would have authority to review. Moreover, significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” The Company may also be subject to review by other U.S. government entities.

Ms. “Joy” Yi Hua, our Chief Executive Officer, Chief Financial Officer and Chairwoman, is the sole manager and member of the Sponsor and as such is deemed to have beneficial ownership of our securities held by the Sponsor. As of the Record Date, the Sponsor owned 20.0% of our issued and outstanding Common Stock. The Sponsor is a Delaware limited liability company, and Ms. “Joy” Yi Hua is a U.S. permanent resident with Chinese citizenship who has lived in the United States for more than 20 years. Because we may be considered a “foreign person” under the rules and regulations administered by CFIUS, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review, or ultimately prohibited. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review or a decision to delay or prohibit the transaction, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.20 per share initially, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

The risk factor disclosed as below in the proxy statement dated July 11, 2023 filed with the SEC are hereby incorporated in its entirety into the Final Prospectus:

Risks Related to Acquiring a China-Based Target

We may consider a business combination with China-based Target, which may subject the post business combination business to the laws, regulations, and policies of the PRC. As a result, in the future we may be subject to risks related to the PRC as discussed below.

We may undertake our initial business combination with an entity or business which is based in a foreign country and the laws and regulations of such foreign countries may not afford U.S. investors or regulatory agencies access to information normally available to them with respect to U.S. based entities.

In November 2020, the SEC Staff issued guidance regarding certain risks and considerations that should be considered by investors regarding foreign entities, specifically the limited ability of U.S. investors and regulatory agencies to rely upon or obtain information from foreign based entities, specifically China based entities, under the laws and regulations of such foreign countries. As stated by the SEC Staff. “[A]lthough China-based Issuers that access the U.S. public capital markets generally have the same disclosure obligations and legal responsibilities as other non-U.S. issuers, the Commission’s ability to promote and enforce high-quality disclosure standards for China-based Issuers may be materially limited. As a result, there is substantially greater risk that their disclosures may be incomplete or misleading. In addition, in the event of investor harm, investors generally will have substantially less access to recourse, in comparison to U.S. domestic companies and foreign issuers in other jurisdictions.” Among other potential issues and risks cited by the SEC Staff, the SEC Staff identified restrictions in China which restricted the PCAOB’s ability to inspect audit work and practices of PCAOB-registered public accounting firms in China and on the PCAOB’s ability to inspect audit work with respect to China-based issuer audits by PCAOB-registered public accounting firms in Hong Kong.

Further, current laws and regulations in China as well as other potential target countries, can limit or restrict investigations and similar activities by U.S. regulatory agencies such as the SEC to gather information regarding the securities and other activities of issuers based in the foreign countries where such laws or regulations exist. According to Article 177 of the newly amended PRC Securities Law which became effective in March 2020 (the “Article 177”), the securities regulatory authority of the PRC State Council may collaborate with securities regulatory authorities of other countries or regions in order to monitor and oversee cross border securities activities. Article 177 further provides that overseas securities regulatory authorities are not allowed to carry out investigation and evidence collection directly within the territory of the PRC, and that any Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to overseas agencies without prior consent of the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. Investors should be aware that the U.S. Holding Foreign Companies Accountable Act, which requires that the PCAOB be permitted to inspect an issuer’s public accounting firm within three years, may result in the delisting of the operating company in the future if the PCAOB is unable to inspect the firm. Although we have not identified a potential target business nor any particular country in which a business combination may occur, we intend to consider potential target business in foreign jurisdictions, including China based entities and businesses, and therefore investors should be aware of risks related to the ability to obtain information and conduct investigations and be afforded protections by U.S.- based agencies such as the SEC related to any such business combination with a target business in a foreign country and consider such risks prior to investing in our securities.

If the government of the PRC finds that the VIE Agreements the China-based Target entered into to allow the post-combination entity to consolidate the financial results of the China-based Target do not comply with local governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations change in the future, the post-combination entity could be subject to significant penalties or be forced to relinquish our interests in those operations or the post-combination entity could be unbale to consolidate the financial results of the VIE, which could cause the value of our securities depreciate significantly or become worthless.

We are a Delaware corporation with no operations of our own and no subsidiaries except searching for a suitable target to consummate an initial business combination. We currently do not have any PRC subsidiaries or China operations, do not have any specific business combination under consideration and have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. However, because of our significant ties to China, we may pursue a business combination with a China-based Target which might require a VIE structure. The post-combination entity, through VIE Agreements, can consolidate the financial results of the VIE in accordance with U.S. GAAP or IFRS as primary beneficial for accounting purposes. In that case, following the consummation of a business combination with a China-based Target, the securities of the post-combination entity would be securities of an offshore holding company instead of shares of the VIE in China.

The post-combination entity will rely on WFOE’s VIE Agreements with the VIE and its shareholders to consolidate the financial results of the VIE. These VIE Agreements may not be as effective as direct ownership. Under the VIE Agreements, as a legal matter, if the VIE or any of its shareholders executing the VIE Agreements fails to perform its, his or her respective obligations under the VIE Agreements, the post-combination entity may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if shareholders of the VIE were to refuse to transfer their equity interests in such VIE to the post-combination entity or its designated persons when the post-combination entity exercises the purchase option pursuant to the VIE Agreements, the post-combination entity may have to take a legal action to compel them to fulfill their contractual obligations.

If (i) the applicable PRC authorities invalidate the VIE Agreements for violation of PRC laws, rules and regulations, (ii) any VIE or its shareholders terminate the VIE Agreements, (iii) any VIE or its shareholders fail to perform its/his/her obligations under the VIE Agreements, or (iv) if these regulations change or are interpreted differently in the future, the China-based Target’s business operations in China would be materially and adversely affected, and the value of your securities would substantially decrease or even become worthless. Further, if the post-combination entity fails to renew the VIE Agreements upon their expiration, the post-combination entity would not be able to continue the business operations unless the then current PRC law allows it to directly operate businesses in China.

In addition, if any VIE or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue to consolidate the financial results of the VIE, which could materially and adversely affect the post-combination entity’s business, financial condition and results of operations. If any of the VIEs undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby materially and adversely affecting the financial results of the post-combination entity.

All of the VIE Agreements will be governed by PRC law and provided for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts will be interpreted in accordance with PRC laws and any disputes will be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the VIE Agreements. In the event the post-combination entity is unable to enforce the VIE Agreements, the post-combination entity may not be able to consolidate the financial results of the VIE in accordance with U.S. GAAP or IFRS and the post-combination entity may be precluded from operating its business, which would have a material adverse effect on its financial condition and results of operations.

Although based on industry practices, VIE Agreements among WFOE, the VIE and its shareholders governed by PRC laws are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect, however, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may ultimately take a view that is contrary to the accepted industry practices with respect to the VIE Agreements. In addition, it is uncertain whether any new PRC laws or regulations relating to the VIE structures will be adopted or if adopted, what they would provide. PRC government authorities may deem that foreign ownership is directly or indirectly involved in the VIE’s shareholding structure. If our potential corporate structure and VIE Agreements are deemed by the Ministry of Industry and Information Technology, or MIIT, or the Ministry of Commerce, or MOFCOM, or other regulators having competent authority to be illegal, either in whole or in part, the post-combined company may lose the ability to consolidate the financial results of the VIE through the VIE Agreements and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to the China-based Target’s business. Furthermore, if the post-combined company or the VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of the post-combination entity or the VIE;

●	discontinuing or placing restrictions or onerous conditions on our operations through any transactions under the VIE agreements;

●	imposing fines, confiscating the income from the post-combination entity, the VIE or its subsidiaries, or imposing other requirements with which the post-combined company or the VIE may not be able to comply;

●	placing restrictions on our right to collect revenues;

●	requiring the post-combination entity to restructure its ownership structure or operations, including terminating the VIE Agreements with the VIE and deregistering the equity pledges of the VIE, which in turn would affect the post-combined company’s ability to consolidate the financial results of the VIE through the VIE Agreements; or

●	taking other regulatory or enforcement actions against the post-combination entity that could be harmful to the post-combination entity business.

The imposition of any of these penalties will result in a material and adverse effect on our potential ability to conduct the business. In addition, it is unclear what impact the PRC government actions will have on the post-combined company and on the post-combination entity’s ability to consolidate the financial results of the VIE in its consolidated financial statements, if the PRC government authorities were to find our potential corporate structure and VIE Agreements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes the post-combination entity to lose the right to direct the activities of the VIE or the right to receive substantially all the economic benefits and residual returns from the VIE and the post-combination entity is not able to restructure the ownership structure and operations in a timely and satisfactory manner, the post-combination entity will no longer be able to consolidate the financial results of the VIE in its consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on the post-combination entity in this event, it will have a material adverse effect on the post-combination entity’s financial condition, results of operations and our securities shares may decline in value or be worthless.

The VIE Agreements under a VIE structure may not be as effective as direct ownership in respect of the relationship of the post-combination entity with the VIE, and thus, the post-combination entity may incur substantial costs to enforce the terms of the VIE Agreements, which the post-combination entity may not be able to enforce at all.

The VIE Agreements may not be as effective as direct ownership in respect of the relationship of the post-combination entity with the VIE. For example, the VIE and its shareholders could breach the VIE Agreements by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to the interests of the post-combination entity. If the post-combination entity had direct ownership of the VIE, the post-combination entity would be able to exercise its rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the VIE Agreements, the post-combination entity rely on the performance by the VIE and its shareholders of their obligations under the contracts to consolidate the financial results of the VIE as primary beneficial. The shareholders of the VIE may not act in the best interests of the post-combination entity or may not perform their obligations under these VIE Agreements. Such risks exist throughout the period in which the post-combination entity intends to consolidate the financial results of the VIE through the VIE Agreements.

If the VIE or its shareholders fail to perform their respective obligations under the post-combination entity, the post-combination entity may have to incur substantial costs and expend additional resources to enforce such VIE Agreements. For example, if the shareholders of the VIE refuse to transfer their equity interest in the VIE to the post-combination entity or its designee if the post-combination entity exercises the purchase option pursuant to the VIE Agreements, or if they otherwise act in bad faith toward the post-combination entity, then the post-combination entity may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIE, the post-combination entity’s ability to foreclose the share pledge according to the VIE Agreements may be impaired. If these or other disputes between the shareholders of the VIE and third parties were to impair the post-combination entity’s relationship with the VIE, the post-combination entity’s ability to consolidate the financial results of the VIE as primary beneficiary would be affected, which would in turn result in a material and adverse effect on the business, operations and financial condition.

Any failure by the VIE or its shareholders to perform their obligations under the VIE Agreements would have a material and adverse effect on the post-combination entity’s business.

The shareholders of the VIE are referred as its nominee shareholders because although they remain the holders of equity interests on record in the VIE, pursuant to the terms of the relevant power of attorney, such shareholders have irrevocably authorized the individual appointed by the WFOE to exercise their rights as a shareholder of the relevant VIE. If the VIE, or its shareholders fail to perform their respective obligations under the VIE Agreements, the post-combination entity may have to incur substantial costs and expend additional resources to enforce such arrangements. The post-combination entity may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which the post-combination entity cannot assure you will be effective under PRC laws.

All of these VIE Agreements may be governed by and interpreted in accordance with PRC law, and disputes arising from these VIE Agreements may be resolved in court or through arbitration in China. Accordingly, these contracts will be interpreted in accordance with PRC laws and any disputes will be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these VIE Agreements. Meanwhile, there are very few precedents and little formal guidance as to how VIE Agreements in the context of a VIE should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that the post-combination entity is unable to enforce these VIE Agreements, or if the post-combination entity suffers significant delay or other obstacles in the process of enforcing these VIE Agreements, the post-combination entity may not be able to consolidate the financial results of the VIE in its consolidated financial statements in accordance with U.S. GAAP or IFRS as primary beneficial for accounting purposes, and the post-combination entity’s ability to conduct its business may be negatively affected.

PRC regulations relating to offshore investment activities by PRC residents may limit the post-combination entity’s ability to inject capital in its Chinese subsidiaries, if any, and Chinese subsidiaries’ ability to change their registered capital or distribute profits to the post-combination entity or otherwise expose the post-combination entity or its PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, The State Administration of Foreign Exchange of the PRC, or SAFE, promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to the shareholders of post-combination entity who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPVs, or any increase or reduction of the SPVs’ registered capital, share transfer or swap, merger division. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that the post-combination entity’s shareholders that are PRC residents comply with all of the requirements under SAFE Circular 37 or other related rules. Failure or inability of our PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject us to fines and legal sanctions, restrict our cross-border investment activities, limit the ability of our wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, the post-combination entity’s business operations and its ability to distribute profits to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, the post-combination entity may be subject to a more stringent review and approval process with respect to the post-combination entity’s foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a China-based Target, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the trust account to our stockholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. The approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination by the Combination Period.

Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of the IPO to acquire a China-based Target and limit our ability to utilize our cash flow effectively following our initial business combination.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties.

As such, Circular 19 and Circular 16 may significantly limit our ability to transfer the proceeds of the IPO to a China-based Target and the use of such proceeds by a China-based Target.

In addition, following our initial business combination with a China-based Target, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. Currently, FIEs are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following our initial business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

We cannot assure you the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use the proceeds of the IPO in an initial business combination with a China-based Target and the use of our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC.

Our initial business combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or Security Review Regulations, which became effective on March 5, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises are relating to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies and important equipment manufacturing. The scope of the review includes whether the acquisition will impact the national security, economic and social stability, and the research and development capabilities on key national security related technologies. Foreign investors should submit a security review application to the Department of Commerce for its initial review for contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Department of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a China-based Target in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination by the Combination Date.

Our initial business combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

Our initial business combination may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect national security, shall conduct cyber security review. An operator, including operators of critical information infrastructure and data processors, who controls more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

If, for example, our potential initial business combination is with a China-based Target and if the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a business combination by the Combination Date.

In light of recent events indicating greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, companies with more than one million users’ personal information in China, especially some internet and technology companies, may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us.

Companies in China are subject to various risks and costs associated with the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. If we decide to initiate a business combination with a company in China, our compliance obligations include those relating to the relevant PRC laws in this regard. These PRC laws apply not only to third-party transactions, but also to transfers of information between a holding company and its subsidiaries. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear. On July 10, 2021, the CAC publicly issued the Measures for Cybersecurity Censorship (Revised Draft for Comments) aiming to, upon its enactment, replace the existing Measures for Cybersecurity Censorship. The draft measures extend the scope of cybersecurity reviews to data processing operators engaging in data processing activities that affect or may affect national security, including listing in a foreign country. The draft measures require a company holding more than one million personal information to submit its initial public offering materials prepared for submission for cybersecurity review before listing on a foreign exchange. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect national security, shall conduct cyber security review. An operator, including operators of critical information infrastructure and data processors, who controls more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

It is unclear whether the Measures for Cybersecurity Review will apply to a company planning to list on a U.S. exchange by business combination with a special purpose acquisition corporation like us. If cybersecurity review applies to our business combination with a company holding more than one million personal information in China, we cannot guarantee that we will receive such approval in a timely manner.

Furthermore, if we were found to be in violation of applicable laws and regulations in China during such review, we could be subject to administrative penalties, such as warnings, fines, or service suspension. Therefore, cybersecurity review could materially and adversely affect our business, financial condition, and results of operations.

In addition, the PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress on June 10, 2021 and takes effect on September 1, 2021, requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security. After the Data Security Law takes effect, if the post-combination entity’s data processing activities were found to be not in compliance with this law, our post-combination entity could be ordered to make corrections, and under certain serious circumstances, such as severe data divulgence, we and the post-combination entity could be subject to penalties, including the revocation of our business licenses or other permits. As a result, we and the post-combination entity may be required to suspend our relevant businesses, shut down our website, take down our operating applications, or face other penalties, which may materially and adversely affect our business, financial condition, and results of operations.

The PRC government may exercise significant oversight and discretion over the conduct of the post-combination entity’s business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the China-based Target and the VIE were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our post-combination entity’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, the post-combination entity’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The post-combination entity could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We and our post-combination entity may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede the post-combination entity’s development;

●	result in negative publicity or increase the post-combination entity’s operating costs;

●	require significant management time and attention; and

●	subject the post-combination entity to remedies, administrative penalties and even criminal liabilities that may harm the post-combination entity’s business, including fines assessed for its current or historical operations that it modifies or even cease its business practices.

As we do not have any operations in China, given that (a) the CSRC, currently has not issued any definitive rule or interpretation concerning our IPO and listing on Nasdaq are subject to the M&A Rules; and (b) our company is a blank check company incorporated in Delaware rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our operation or listing on Nasdaq and while seeking a target for the initial business combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity, we do not believe that we are a “network platform operator(s)”, or subject to the cybersecurity review of the CAC.

However, applicable PRC laws, regulations, or interpretations may change, and the relevant PRC government agencies could reach a different conclusion. There is also possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. Further, the promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise may unfavorably impact the ability or way the post-combination entity may conduct its business and could require it to change certain aspects of its business to ensure compliance, which could decrease demand for its products or services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject it to additional liabilities. As such, the post-combination entity’s operations could be adversely affected, directly or indirectly, by existing or future PRC laws and regulations relating to its business or industry, which could result in a material and adverse change in the value of our securities, potentially rendering it worthless. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

PRC laws and regulations governing our post-combination entity’s business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our post-combination entity’s business.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

From time to time, our post-combination entity may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection our post-combination entity enjoys than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we and our post-combination entity may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our post-combination entity’s ability to continue its operations.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

Our post-combination entity may conduct most of our operations and most of our revenue is generated in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our post-combination entity’s business, financial condition, results of operations and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our post-combination entity’s ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our post-combination entity’s ability to operate its business.

The PRC government may intervene or influence the China-based Target’s business operations at any time or may exert more control over offerings conducted overseas and/or foreign investment in China based issuers, which could result in a material change in the China-based Target’s business operations post business combination and/or the value of our securities. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors post business combination and cause the value of such securities to significantly decline or be worthless.

Statements by the PRC government in 2021 have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. The PRC has proposed new rules in 2021 that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China based internet giants. On November 14, 2021, the CAC has publicly solicited opinion on the Regulation on Network Data Security Management (Consultation Draft), which stipulates that data processor that undertakes data processing activities using Internet networks within China shall apply for the cybersecurity review if it conducts data processing activities that will or may have an impact on the national security. The review is mandatory if the data processor controls more than 1 million users’ personal information and intends to be listed in a foreign country, or if the data processor that will or may impact the national security seeks to be listed in Hong Kong. As of the date of this proxy statement, the Draft Regulation on Network Data Security Management has not been formally adopted. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect national security, shall conduct cyber security review. An operator, including operators of critical information infrastructure and data processors, who controls more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

We currently do not have any PRC subsidiaries or China operations, do not have any specific business combination under consideration and have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. However, if the Target Amendment Proposal is approved, we may pursue a business combination with a China-based Target. Therefore, it is uncertain whether such China-based Target will be involved in the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Based on our understanding of currently applicable PRC laws and regulations, our registered public offering in the U.S. is not subject to the review or prior approval of the CAC or the CSRC. Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

China Securities Regulatory Commission and other PRC government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. If we seek to enter into a business combination with a China-based Target, additional compliance procedures may be required in connection with future offerings of our securities and our business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Since this document is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination with a company with major operation in China. Therefore, CSRC and other PRC government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Additional compliance procedures may be required in connection with our listing on Nasdaq and our business combination process, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

We believe that the approval of the China Securities Regulatory Commission is not required in connection with our listing on Nasdaq under relevant PRC regulations, however, if PRC governmental authorities revise the relevant PRC regulations, or take the view, now or in the future, that approval from them is required for an overseas offering by us.

As a blank check company incorporated in Delaware rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we did not generate any revenue or profit nor have any asset in China or from any operation in China as documented in our audited consolidated financial statements for the fiscal year ended in December 31, 2022. As a result, we believe that we do not meet the criteria (a) of a domestic company in the PRC as set forth in New Administrative Rules Regarding Overseas Listings and accordingly are not required to file with the CSRC for the IPO and listing on Nasdaq. In addition, as we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity, we do not believe that we are a “network platform operator(s)”, or subject to the cybersecurity review of the CAC, nor subject to Confidentiality and Archives Administration Provisions for the offering.

Notwithstanding the above, since the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are newly promulgated, and the interpretation and implementation thereof involves uncertainties. If it is determined in the future that the approval of the CSRC, the CAC or any other regulatory authority is required for the IPO and listing on Nasdaq we may face sanctions by the CSRC, the CAC or other PRC regulatory agencies, or these regulatory agencies may take other actions that could have a material adverse effect on our business as well as the trading price of our securities. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for the offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. These governmental authorities may delay a potential business combination, impose fines and penalties, limit our operations in China, or take other actions that could result in our inability to consummate an initial business combination with a China-based Target, or materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities or the continued listing on a U.S. exchange. Any changes in PRC law, regulations, or interpretations may severely affect our operations and searching for a target to consummate an initial business combination. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching of a potential target company in China.

If we decide to consummate our business combination with a China-based Target through its subsidiaries and VIEs, as applicable, we might be subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

In the event we successfully consummated business combination with a China-based Target, we will be subject to restrictions on dividend payments following consummation of our initial business combination.

After we consummate our initial business combination, we may rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the post-combination entity’s operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if the post-combination entity’s operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of shares options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

Upon consummation of business combination with a China-based Target, we may adopt an equity incentive plan and make shares option grants under the plan to our officers, directors and employees, whom may be PRC citizens and be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business or business combination.

If we effect our initial business combination with a China-based Target, a substantial portion of our operations may be conducted in China, and a significant portion of our net revenues may be derived from customers where the contracting entity is located in China. Accordingly, our business, financial condition, results of operations, prospects and any potential business combination and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China. For example, as a result of recent proposed changes in the cybersecurity regulations in China that would require certain Chinese technology firms to undergo a cybersecurity review before being allowed to list on foreign exchanges, this may have the effect of further narrowing the list of potential businesses in China’s consumer, technology and mobility sectors that we intend to focus on for our business combination or the ability of the combined entity to list in the United States.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Governmental control of currency conversion may affect the value of your investment.

If we complete a business combination with a China-based Target, the PRC government may impose controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our post-combination entity’s profits, if any. If subsidiaries of our post-combination organization in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. Under the VIE structure, current PRC regulations permit a VIE to pay dividends to its holding company only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations.

Furthermore, if we complete a business combination with a China-based Target via VIE Agreements and we are unable to receive all of the revenues from our operations through the current VIE Agreements, we may be unable to pay dividends on our common stock. Cash dividends, if any, on our Class A common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes after the business combination, any dividends we pay to our overseas stockholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%. In order for us to pay dividends to our stockholders, we will rely on payments made from our post-combination subsidiaries, either directly controlled by us or indirectly controlled by us via VIE Agreements. Under the VIE structure, a holding company will highly rely on the VIE Agreements between it and the VIE to distribute earnings and settle amounts owed under the VIE agreements, while we cannot guarantee the PRC governments will allow such arrangement.

We and our initial business combination may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

We and our initial business combination, if with a China-based Target, may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

For instance, various regulatory bodies in China, including CAC, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the PRC government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On November 14, 2021, the CAC has publicly solicited opinion on the Regulation on Network Data Security Management (Consultation Draft), which stipulates that data processor that undertakes data processing activities using Internet networks within China shall apply for the cybersecurity review if it conducts data processing activities that will or may have an impact on the national security. The review is mandatory if the data processor controls more than 1 million users’ personal information and intends to be listed in a foreign country, or if the data processor that will or may impact the national security seeks to be listed in Hong Kong. As of the date of this proxy statement, the Draft Regulation on Network Data Security Management has not been formally adopted. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, promulgated the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect national security, shall conduct cyber security review. An operator, including operators of critical information infrastructure and data processors, who controls more than 1 million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if it intends to be listed in a foreign country.

Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this proxy statement, we have not been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. As a result, it will not affect our process of searching for a business combination target until further certainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations. However, if we or the post-combination entity following a business combination are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we or the post-combination entity could be subject to cybersecurity review, and if so, it is uncertain whether we can or how long it will take us to obtain such approval or complete such procedures and any such approval could be rescinded and we may not be able to pass such review in relation to our listing on Nasdaq, searching for a business combination target, or a business combination. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions, which may have material adverse effect on our business, financial condition or results of operations.

On June 10, 2021, the Standing Committee of the PRC National People’s Congress, or SCNPC, promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the SCNPC adopted the Personal Information Protection Law, which came into force as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

These rules could result in us not being able to acquire a potential target in the PRC, or our using time and working capital to pursue a transaction that cannot be completed because of the actions of regulators. As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we or the combined company following a business combination will comply with such regulations in all respects and we or the combined company following a business combination may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We or the combined company following a business combination may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, process of searching for a target to consummate a business combination and our reputation and could result in a loss of your investment in our securities, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, have been subject to intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us if we target a PRC company with respect to the initial business combination. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, we will be severely hampered and your investment in our securities could be rendered worthless.

The approval of the CSRC is not required in connection with our listing on Nasdaq, and, if required, we cannot predict whether we will be able to obtain such approval.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

We believe the CSRC’s approval is not required for the listing and trading of our securities on Nasdaq in the context of the IPO, given that we are a Delaware company incorporated as a blank check company for the purpose of effecting our initial business combination or our business combination.

However, we cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as we do. If it is determined that CSRC approval is required for our listing on Nasdaq, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek CSRC approval for our listing on Nasdaq. These sanctions may include fines and penalties on our operations in the PRC, limitations on our operating privileges in the PRC, delays in or restrictions on the repatriation of the proceeds from the IPO into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiary, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. Furthermore, the CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt our listing on Nasdaq. Consequently, if you engage in market trading or other activities in anticipation of and prior to the settlement and delivery of the securities we are offering, you would be doing so at the risk that the settlement and delivery may not occur.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq would delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.

On December 15, 2022, the PCAOB determined that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its December 2021 determinations to the contrary. To ensure ongoing access for inspections and investigations, the PCAOB will determine annually whether it can inspect and investigate completely audit firms in mainland China and Hong Kong. Notwithstanding, the PCAOB has also identified numerous deficiencies at audit firms in mainland China and Hong Kong, as has been the case in other jurisdictions in the first year of PCAOB inspection. The PCAOB intends to release inspection reports in the first half of next year detailing findings from their inspections of these audit firms.

The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures.

Further, future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (the “HFCA Act”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for two consecutive years. The HFCA Act also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. Furthermore, the documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

Pursuant to the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our auditor, Marcum LLP, is a United States accounting firm based in New York City and is subject to regular inspection by the PCAOB. Marcum LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve searching for targets and consummation of a business combination. Marcum LLP has access to our books and records which are currently and will be maintained by our bookkeeper residing in U.S.

Notwithstanding the foregoing, in the event that we decide to consummate our initial business combination with a China-based Target, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, under the HFCA Act. If our securities are delisted and prohibited from being traded on a national securities exchange or in the over the counter trading market in the U.S. due to the PCAOB not being able to conduct inspections or full investigations of our auditor, it would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s business, financial condition and prospects.

The SEC has adopted final rules to implement the HFCA Act and may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC’s final rules to implement the HFCA Act require the SEC to identify registrants having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate and require such issuers to submit documentation that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require foreign issuers to provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities and provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of such issuers as required by the HFCA Act. The SEC has also announced amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCA Act. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of these possible regulations in addition to the requirements of the HFCA Act are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of our auditor, the Company could be delisted or prohibited from being traded over the counter earlier than would be required by the HFCA Act. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s business, financial condition and prospects.

Inspections of audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of the Company’s auditor, investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would may make it more difficult to evaluate the effectiveness of the Company’s independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements.

Additionally, other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

The Chinese government may exert substantial interventions and influences on our combined company’s operations at any time. Any new policies, regulations, rules, actions or laws by the PRC government may subject our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

Though we currently do not have any RPC subsidiary or China operation and a majority of our management are located outside China, we may pursue a business combination with a company doing business in China (excluding any target company whose financial statements are audited by an accounting firm that PCAOB is unable to inspect for two consecutive years beginning in 2021 and any target company that consolidates financial results of PRC operating entities through a VIE structure in the PRC instead of direct holdings). Notwithstanding the foregoing, the Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our combined company’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities, taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, our combined company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate at any time. The combined company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. Our combined company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. If the PRC government initiates an investigation into us at any time alleging us violation of cybersecurity laws, anti-monopoly laws, and securities offering rules in China in connection future business combination, we may have to spend additional resources and incur additional time delays to comply with the applicable rules, and our business operations will be affected materially and any such action could cause the value of our securities to significantly decline or be worthless.

As the date of this proxy statement, there are no PRC laws and regulations (including the China Securities Regulatory Commission, or the CSRC, Cyberspace Administration of China, or the CAC, or any other government entity) in force explicitly requiring that we obtain permission from PRC authorities for business combination with an entity headquartered in China or with its principal business operation in China, or to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction or any regulatory objection from any relevant PRC authorities. However, it is uncertain when and whether our combined company will be required to obtain permission from the PRC government to list on U.S. stock exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Any new policies, regulations, rules, actions or laws by the PRC government may subject us or our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

Other PRC governmental authorities may take the view now or in the future that an approval from them is required for an overseas offering by a company affiliated with Chinese businesses or persons or a business combination with a target business based in and primarily operating in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the China Securities Regulatory Commission (the “CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor, i.e., the offshore special purpose vehicle, of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by an offshore special purpose vehicle of the assets of a “PRC domestic company.” Neither the equity deals or the asset deals will be involved in our business combination process with a China-based target for the reason that the offshore special purpose vehicle of such China-based target directly holds shares through the wholly foreign owned enterprise(s) or WFOE, which are established by means of direct investment rather than by equity deals or asset deals under the M&A Rules. To date, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the indirect listing of a China-based entity as part of the business combination are subject to the CSRC approval procedures under the M&A Rules. As a result, based on our management’s understanding of the current PRC laws, rules, regulations and the local market practices, the CSRC’s approval under the M&A Rules will not be required in the context of our business combination with a China-based target. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles and the above analysis are subject to any new laws, rules and regulations or detailed implementation and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do. It is possible that we may need to obtain approvals or permissions from CSRC in order for us to complete a business combination with a China-based target pursuant to the M&A Rules. If we are required to obtain such approvals, we cannot assure we will be able to receive them in a timely manner, or at all.

Moreover, except for emphasizing the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies, the Opinions, which was made available to the public on July 6, 2021, also provides that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

On February 17, 2023, the CSRC issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Administrative Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into effect since March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Administrative Measures. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Since the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are newly promulgated, and the interpretation and implementation thereof involves uncertainties, we cannot assure that we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder if we acquire a China-based Target, and it is highly uncertain how new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our capability to acquire or merge with a company with major operations in China, and post-combined company’s ability to conduct its business, accept foreign investments or list on an U.S. exchange or other foreign exchange.

On December 27, 2021, the NDRC and the MOFCOM promulgated Special Administrative Measures (Negative List) for the Access of Foreign Investment (2021 Version), effective as of January 1, 2022 (the “Negative List”). Compared to the previous version, there are no specific industries added to the list but it for the first time declares China’s jurisdiction over (and detailed regulatory requirements on) overseas listings made by Chinese businesses in the so-called “Prohibited Industries.” According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors. The intended scope of such jurisdiction was further clarified by NDRC officials on a press conference held on January 18, 2022.

In the event that we were to determine to engage in an initial business combination with a China-based or operating business we would be subject to restrictions on the use of our cash obtained from our business combination with a China-based or operating business as describe under “PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds it receives from offshore financing activities to make loans to or make additional capital contributions to any PRC subsidiaries, which could materially and adversely affect our liquidity and its ability to fund and expand business”. However, as discussed elsewhere in this proxy statement, we do not believe we are currently subject to PRC law or regulation, including those PRC laws and regulation which affect our cash flow, including our ability to effect the redemption rights of our shareholders in connection with a business combination. We note that the funds held in trust to effect any such redemption are held outside of China and, in any event, we are not aware of any PRC law or regulation that would prevent us from making redemption payments to our shareholders.

Our company is a blank check company incorporated under the Delaware laws. We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we are not required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted. If we decide to consummate our business combination with a target business based in and primarily operating in China, the combined company’s business operations in China through its subsidiaries, as applicable, are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The legislation over the past three decades has significantly increased the protection afforded to various forms of foreign or private-sector investment in China. Any future PRC subsidiary and or affiliated VIEs is subject to various PRC laws and regulations generally applicable to companies in China. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, however, the interpretations of many laws, regulations, and rules are not always uniform and enforcement of these laws, regulations, and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effect and may change quickly with little advance notice. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of our contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds it receives from offshore financing activities to make loans to or make additional capital contributions to any PRC subsidiaries, which could materially and adversely affect our liquidity and its ability to fund and expand business.

Following a business combination with one or more PRC based entities, any transfer of funds by us to any PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. In addition, (i) any foreign loan procured by PRC subsidiaries is required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) PRC subsidiaries may not procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). Any medium- or long-term loan to be provided by us or our affiliated entities, if any, to our PRC subsidiary must be registered with the National Development and Reform Commission and SAFE or its local branches. We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our PRC subsidiaries. If we fail to receive such approvals or complete such registration or filing, our ability to capitalize on PRC operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our businesses.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows certain entities to settle their foreign exchange capital at their discretion, but continues to prohibit them from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit such PRC based entities from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. As a result, SAFE Circular 19 and SAFE Circular 16 may significantly limit our future ability to use Renminbi converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in China by us or their subsidiaries, to invest in or acquire any other PRC companies through any future PRC subsidiaries in China, which may adversely affect our business, financial condition and results of operations.

China’s economic, political, and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business or business combination.

If we effect our initial business combination with a China-based Target, a substantial portion of our operations may be conducted in China, and a significant portion of our net revenues may be derived from customers where the contracting entity is located in China. Accordingly, our business, financial condition, results of operations, prospects and any potential business combination and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China. For example, as a result of recent proposed changes in the cybersecurity regulations in China that would require certain Chinese technology firms to undergo a cybersecurity review before being allowed to list on foreign exchanges, this may have the effect of further narrowing the list of potential businesses in China’s consumer, technology and mobility sectors that we intend to focus on for our business combination or the ability of the combined entity to list in the United States.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us.

If we consummate an initial business combination with a China-based Target, it will be governed by PRC laws and regulations. PRC companies and VIEs are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds of the IPO to make loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any loans to PRC subsidiaries are subject to PRC regulations. For example, loans by us to subsidiaries in China, which are foreign invested entities (“FIEs”), to finance their activities cannot exceed statutory limits and must be registered with SAFE. On March 30, 2015, SAFE promulgated Hui Fa [2015] No.19, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB. The foreign exchange capital, for which the monetary contribution has been confirmed by the foreign exchange authorities (or for which the monetary contribution has been registered for account entry) in the capital account of a foreign-invested enterprise may be settled at a bank as required by the enterprise’s actual management needs. Foreign-invested enterprises with investment as their main business (including foreign-oriented companies, foreign-invested venture capital enterprises and foreign-invested equity investment enterprises) are allowed to, under the premise of authenticity and compliance of their domestic investment projects, carry out based on their actual investment scales direct settlement of foreign exchange capital or transfer the RMB funds in the foreign exchange settlement account for pending payment to the invested enterprises’ accounts.

On May 10, 2013, SAFE released Circular 21, which came into effect on May 13, 2013. According to Circular 21, SAFE has simplified the foreign exchange administration procedures with respect to the registration, account openings and conversions, settlements of FDI-related foreign exchange, as well as fund remittances.Circular 21 may significantly limit our ability to convert, transfer and use the net proceeds from the IPO and any offering of additional equity securities in China, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

We may also decide to finance the subsidiaries of our post-combination entity by means of capital contributions. These capital contributions must be approved by MOFCOM or its local counterpart, which usually takes no more than 30 working days to complete. We may not be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to the VIE’s subsidiaries. If we fail to receive such approvals, we will not be able to capitalize our PRC operations, which could adversely affect our liquidity and our ability to fund and expand our business.

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

Acri Capital Acquisition Corporation

Date: August 11, 2023	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)