Form 10-Q
period 2023-09-30
Acri Capital Acquisition Corp
filed 2023-11-09
CIK 1914023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

512-666-1277

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	ACAC	The NASDAQ Stock Market LLC

Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	ACACW	The NASDAQ Stock Market LLC

Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	ACACU	The NASDAQ Stock Market LLC

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

As of November 9, 2023, 3,255,050 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,156,250 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash	$52,840	$547,478
Prepaid expenses	25,208	159,952
Total Current Assets	78,048	707,430

Investments held in Trust Account	35,968,942	89,140,977
Total Assets	$36,046,990	$89,848,407

Liabilities, Temporary Equity, and Stockholders’ Deficit
Accrued expenses	$12,176	$76,931
Franchise tax payable	11,565	56,361
Income tax payable	308,979	173,680
Excise tax payable	556,620	-
Promissory note - related party	1,135,924	-
Total Current Liabilities	2,025,264	306,972

Deferred tax liability	32,061	60,594
Deferred underwriter’s discount	2,587,500	2,587,500
Total Liabilities	4,644,825	2,955,066

Commitments and Contingencies

Common stock subject to possible redemption, 3,255,050 shares and 8,625,000 shares at redemption value of $10.94 and $10.30 per share as of September 30, 2023 and December 31, 2022	35,616,337	88,850,342

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding (excluding 3,255,050 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	-	-
Accumulated deficit	(4,214,388)	(1,957,217)
Total Stockholders’ Deficit	(4,214,172)	(1,957,001)

Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$36,046,990	$89,848,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period from
				January 7,
	For the three months ended	For the three months ended	For the nine months ended	2022 (inception) through
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Formation and operating costs	$91,756	$251,253	$537,970	$408,635
Franchise tax expenses	15,402	19,100	38,224	22,300
Loss from Operations	(107,158)	(270,353)	(576,194)	(430,935)

Other income
Interest earned on investment held in Trust Account	476,941	415,041	1,640,038	415,041

Income (loss) before income taxes	369,783	144,688	1,063,844	(15,894)

Income taxes provision	96,923	-	336,381	-

Net income (loss)	$272,860	$144,688	$727,463	$(15,894)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,302,029	8,625,000	4,463,382	3,501,880
Basic and diluted net income per share, common stock subject to possible redemption	$0.12	$0.02	$0.29	$0.04
Basic and diluted weighted average shares outstanding, common stock attributable to Acri Capital Acquisition Corporation	2,156,250	2,156,250	2,156,250	1,989,192
Basic and diluted net loss per share, common stock attributable to Acri Capital Acquisition Corporation	$(0.06)	$(0.02)	$(0.26)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,957,217)	$(1,957,001)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(787,750)	(787,750)
Excise tax accrual	-	-	-	-	-	-	-	(514,569)	(514,569)
Net income	-	-	-	-	-	-	-	363,658	363,658
Balance as of March 31, 2023	-	$-	-	$-	2,156,250	$216	$-	$(2,895,878)	$(2,895,662)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(1,046,811)	(1,046,811)
Net income	-	-	-	-	-	-	-	90,945	90,945
Balance as of June 30, 2023	-	$-	-	$-	2,156,250	$216	$-	$(3,851,744)	$(3,851,528)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(593,453)	(593,453)
Excise tax accrual	-	-	-	-	-	-	-	(42,051)	(42,051)
Net income	-	-	-	-	-	-	-	272,860	272,860
Balance as of September 30, 2023	-	$-	-	$-	2,156,250	$216	$-	$(4,214,388)	$(4,214,172)

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 7, 2022 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	-	-	2,156,250	216	24,784	-	25,000
Net loss	-	-	-	-	-	-	-	(645)	(645)
Balance as of March 31, 2022	-	$-	-	$-	2,156,250	$216	$24,784	$(645)	$24,355
Sale of public units through public offering	-	-	8,625,000	863	-	-	86,249,137	-	86,250,000
Sale of private placement warrants	-	-	-	-	-	-	5,240,000	-	5,240,000
Underwriters’ discount	-	-	-	-	-	-	(4,312,500)	-	(4,312,500)
Other offering expenses	-	-	-	-	-	-	(526,383)	-	(526,383)
Reclassification of common stock subject to redemption	-	-	(8,625,000)	(863)	-	-	(84,899,324)	-	(84,900,187)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	-	-	4,838,883	-	4,838,883
Accretion of carrying value to redemption value	-	-	-	-	-	-	(6,614,597)	(1,299,099)	(7,913,696)
Net loss	-	-	-	-	-	-	-	(159,937)	(159,937)
Balance as of June 30, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,459,681)	$(1,459,465)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(392,741)	(392,741)
Net income	-	-	-	-	-	-	-	144,688	144,688
Balance as of September 30, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,707,734)	$(1,707,518)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
	For the nine months ended	January 7, 2022 (inception) through
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net Income (Loss)	$727,463	(15,894)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,640,038)	(415,041)
Deferred taxes	(28,533)	-
Changes in operating assets and liabilities:
Prepaid expenses	134,744	(264,969)
Accrued expenses	(64,754)	70,000
Franchise tax payable	(44,796)	22,300
Income taxes payable	135,299	-
Net Cash Used in Operating Activities	(780,615)	(603,604)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(1,135,924)	(87,975,000)
Sale of investment held in trust account	55,947,996	-
Net Cash Provided by (Used in) Investing Activities	54,812,072	(87,975,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	-	25,000
Proceeds from promissory note to related party	1,135,924	316,827
Repayment of promissory note to related party	-	(316,827)
Proceeds from public offering	-	86,250,000
Proceeds from private placement	-	5,240,000
Payment of underwriter discount	-	(1,725,000)
Payment of deferred offering costs	-	(526,383)
Redemption of Class A Common Stock	(55,662,019)	-
Net Cash (Used in) Provided by Financing Activities	(54,526,095)	89,263,617

Net Change in Cash	(494,638)	685,013

Cash, beginning of period	547,478	-
Cash, end of period	$52,840	685,013

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$229,615	$-
Cash paid for interest	$-	$-

Non-cash financing activities:
Deferred underwriters’ marketing fees	$-	$2,587,500
Change in value of common stock subject to redemption	$-	$84,900,187
Allocation of offering costs to common stock subject to redemption	$-	$4,838,883
Accretion of carrying value to redemption value	$2,428,014	$8,306,437
Excise tax payable	$556,620	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023 and December 31, 2022, the Company had not commenced any operations. For the nine months ended September 30, 2023 and the period from January 7, 2022 (inception) through September 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

On July 11 2023, the Company held another special meeting of stockholders (the “Special Meeting II”), at which the stockholders of the Company approved, among others, the proposal to amend the Charter to allow the Company until July 14, 2023 to consummate an initial business combination, and, without another stockholder vote, to elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 to the Trust Account. Upon the stockholders’ approval, on July 12, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Second Amended Charter”). In connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled. In connection with the Monthly Extension Payment, the Company issued an unsecured promissory note of $75,000 to its Sponsor which as the same terms as the Note.

In connection with the Special Meeting II, the stockholders also approved the proposal to amend the Charter to remove the restriction of Company to undertake an initial business combination with any entity with its principal business operations or is headquartered in China (including Hong Kong and Macau).

Pursuant to the Second Amended Charter, the Company may extend the Business Combination deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account. Following the Special Meeting II, the Sponsor deposited four monthly payments to the Trust Account to extend the Business Combination deadline to November 14, 2023 of $75,000 for a total of $225,000.

Total outstanding notes amounted to $1,135,923.48 as of September 30, 2023.

The shares of Class A common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have until July 14, 2023 to consummate a Business Combination, and may elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 to the Trust Account each time (the “Combination Period”).

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

Liquidity and Going Concern

As of September 30, 2023, the Company had cash of $52,840 and a working capital deficit of $1,626,672 (excluding income taxes payable which are to be paid from Trust). The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans (see Note 6).

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $52,840 and $547,478 cash in bank as of September 30, 2023 and December 31, 2022, respectively.

Investments held in Trust Account

At September 30, 2023 and December 31, 2022, we had $35,968,942 and $89,140,977 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023, common stock subject to possible redemption are presented at redemption value of $10.94 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2023, the Company has not considered the effect of the Warrants sold in the IPO and private placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2023	2022
Net income (loss)	$272,860	$144,688
Accretion of carrying value to redemption value	(593,453)	(392,741)
Net loss including accretion of carrying value to redemption value	$(320,593)	$(248,053)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2023		September 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(193,945)	$(126,648)	$(198,442)	$(49,611)
Accretion of carrying value to redemption value	593,453	—	392,741	—
Allocation of net income (loss)	$399,508	$(126,648)	$194,299	$(49,611)
Denominators:
Weighted-average shares outstanding	3,302,029	2,156,250	8,625,000	2,156,250
Basic and diluted net income (loss) per share	$0.12	$(0.06)	$0.02	$(0.02)

	For the Nine Months Ended September 30, 2023	For the Period from January 7, 2022 (inception) through September 30, 2022
Net income (loss)	$727,463	$(15,894)
Accretion of carrying value to redemption value	(2,428,014)	(392,741)
Net loss including accretion of carrying value to redemption value	$(1,700,551)	$(408,635)

			For the Period From
			January 7, 2022
	For the Nine Months Ended		(inception) through
	September 30, 2023		September 30, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,146,621)	$(553,930)	$(260,603)	$(148,032)
Accretion of carrying value to redemption value	2,428,014	—	392,741	—
Allocation of net income (loss)	$1,281,393	$(553,930)	$132,138	$(148,032)
Denominators:
Weighted-average shares outstanding	4,463,382	2,156,250	3,501,880	1,989,192
Basic and diluted net income (loss) per share	$0.29	$(0.26)	$0.04	$(0.07)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2023, approximately $35.8 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As a result of the 5,369,950 shares of Class A common stock redeemed in February, 2023 and July, 2023, the Company accrued the 1% excise tax in the amount of $556,620 as a reduction of equity as the Company is uncertain about the structure of business combination and whether additional shares will be issued within the same taxable year.

Note 3 — Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $35,968,942 and $89,140,977 in money market funds which are invested in U.S. Treasury Securities. Interest income for the three months ended September 30, 2023 and 2022 amounted to $476,941 and 415,041, respectively. Interest income for the nine months ended September 30, 2023 and the period from January 7, 2022 (inception) through September 30, 2022 amounted to $1,640,038 and $415,041, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$35,968,942

Description	Level	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$89,140,977

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

As of September 30, 2023 and December 31, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

	As of	As of
	September 30,	December 31,
	2023	2022
Gross proceeds	$86,250,000	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,349,813)	(1,349,813)
Offering costs of Public Shares	(4,838,883)	(4,838,883)
Redemption	(55,662,019)	-
Plus:
Accretion of carrying value to redemption value	11,217,052	8,789,038
Common stock subject to possible redemption	$35,616,337	$88,850,342

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

Note 6 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of September 30, 2023 and December 31, 2022, there were 2,156,250 Founder Shares issued and outstanding.

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

In connection with the Monthly Extension Payment discussed in Note 1, the Company issued four unsecured promissory notes of $227,730.87 and three unsecured promissory notes of $75,000 to its Sponsor. The notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

Balance of Promissory Note – related party amounted to $1,135,924 and nil on September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. Administrative service fee expenses for the three months ended September 30, 2023 and 2022 amounted to nil and $7,000, respectively. Administrative service fee expenses for the nine months ended September 30, 2023 and the period from January 7, 2022 (inception) through September 30, 2022 amounted to $53,000 and $37,000, respectively. Accrued services fees amounted to $3,000 and nil as of September 30, 2023 and December 31, 2022, respectively.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 3,255,050 and 8,625,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

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

As of September 30, 2023 and December 31, 2022, 9,552,500 Warrants were outstanding.

Note 9 — Income Taxes

As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three months ended September 30, 2023 and 2022 were 26.2% and 0%, respectively. The effective tax rate for the nine months ended September 30, 2023 and for the period from January 7, 2022 (inception) through September 30, 2022 were 31.6% and 0%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0 % primarily due to the valuation allowance on the deferred tax assets.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than events below.

On October 12, 2023, an aggregate of $75,000 was deposited into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 14, 2023 to November 14, 2023 which is the fourth of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the extension payment, the Company issued an unsecured promissory note of $75,000 to its Sponsor.

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

Special Meeting II, Related Redemption, Extensions, and Extension Notes

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

Pursuant to the Second Amended Charter, the Company may extend the Combination Deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account. Following the Special Meeting II, the Sponsor deposited four monthly payments to the Trust Account to extend the Combination Deadline to November 14, 2023. The four monthly payments were evidenced by four promissory notes issued by the Company to the Sponsor, each in the principal amount of $75,000.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We currently have until November 14, 2023 to consummate our Business Combination. However, if we anticipate that we may not be able to consummate our Business Combination by November 14, 2023, we may, but are not obligated to, extend the Combination Deadline for up to another five times by an additional one month each time and may have until April 14, 2024 to consummate our Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our activities during the nine months ended September 30, 2023 involved mainly searching for a suitable target for our business combination. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023 and 2022, we had a net income of $272,860 and $144,688, respectively, from interest income less formation and operating costs. For the nine months ended September 30, 2023 and the period from January 7, 2022 (inception) through September 30, 2022, we had a net income of $727,463 and a net loss of $15,894, respectively, from interest income less formation and operating costs.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2023 had been satisfied through initial payment from the sponsor of $25,000 and proceeds from the Private Placement.

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

As of September 30, 2023, the Company had cash of $52,840 and a working capital deficit of $1,626,672.

In connection with the votes to approve the Extension Amendment Proposal at the Special Meeting, 4,981,306 shares of Class A common stock of the Company were rendered for redemption at $10.33 per share, On July 11 2023, in connection with the Special Meeting II to approve the second Extension Amendment Proposal, 388,644 shares of Class A common stock of the Company were redeemed and cancelled at $10.82 per share, resulting in approximately $36.0 million remaining in the Trust Account as of September 30, 2023.

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

In addition, our current charter provides that we will have until July 14, 2023 to complete the Business Combination, which may be extended up to nine (9) times by an additional one month each time until April 14, 2024. From February to June 2023, the sponsor deposited four monthly payments to the Trust Account to extend the Combination Deadline to July 14, 2023. Those payments were evidenced by four promissory notes issued by the Company to the Sponsor, each in the principal amount of $227,730.87 (each, a “First Recharter Extension Note”). From July to October, 2023, the Sponsor deposited four monthly payments to the Trust Account to extend the Combination Deadline to November 14, 2023 which were evidenced by four promissory notes issued by the Company to the Sponsor, each in the principal amount of $75,000 (each, a “Second Recharter Extension Note”, collectively with First Recharter Extension Note, the “Extension Note(s)”).

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023 and December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments held in Trust Account

At September 30, 2023 and December 31, 2022, $35,968,942 and $89,140,977 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023, common stock subject to possible redemption are presented at redemption value of $10.94 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (who also serves as our chief financial officer) (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to presence of material weaknesses in internal control over financial reporting.

Previously, management identified a material weakness in the Company’s internal controls over financial reporting which existed as of March 31, 2023 due to ineffective control over period end process to properly accrue exercise tax as a result of new tax legislation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Since then, management  has taken mediation measures including without limitation, consulting tax expert in connection with the new tax legislation, performing additional research and analyses as deemed necessary to book accrued exercise tax and adding proper accounting and review of exercise tax, as a result of which, management reasonably concluded that such material weakness has been remediated as of September 30, 2023.

This Quarterly Report on Form 10-Q does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

(b) Changes in Internal Control over Financial Reporting

Except as set forth in Item 4(a) above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Not required.

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

Acri Capital Acquisition Corporation

Date: November 9, 2023	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)