Form 10-K
period 2023-12-31
Acri Capital Acquisition Corp
filed 2024-03-22
CIK 1914023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $39,443,716.29.

The number of shares of the common stock of the registrant issued and outstanding as of March 21, 2024 was 5,411,300 shares of common stock, including 3,255,050 shares of Class A common stock, par value $0.0001, and 2,156,250 shares of Class B common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACRI CAPITAL ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar initial business combination with one or more businesses (the “initial business combination”). Our efforts to identify a potential initial business combination target are not limited to a particular industry or geographic region. Although we intend to focus our search on technology-enabled sectors in North America including but not limited to the e-commerce, financial services, educational technology services, or health information service sectors, we are not required to complete our initial business combination with a business in these industries and, as a result, we can pursue an initial business combination outside of these industries or out of North America. Our ability to locate a potential target is subject to the uncertainties discussed in the registration statement on Form S-1 (File No.: 333-263477) (the “S-1”), filed with the Securities and Exchange Commission (the “SEC”).

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

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating an initial business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Special Meeting I

On February 8, 2023, the Company held a special meeting of stockholders (the “Special Meeting I”), at which the stockholders of the Company approved the proposal to amend the Company’s then-existing amended and restated certificate of incorporation to amend the amount of monthly deposit required to be deposited in the Trust Account from $0.0333 for each public share to $0.0625 for each public share for, and the Company may extend up to nine (9) times until December 14, 2023 if the Company has not consummated its initial business combination by March 14, 2023 (the nine (9) month anniversary of the closing of its IPO). Upon the stockholders’ approval, on February 9, 2023, the Company filed a certificate of amendment to its then-existing amended and restated certificate of incorporation which became effective upon filing (which, upon the amendment, the “First Amended Charter”). In connection with the Special Meeting I, 4,981,306 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the First Amended Charter, the Company may extend the deadline to complete its initial business combination (the “Combination Deadline”) up to nine times on monthly basis from March 14, 2023 to December 14, 2023, by depositing $227,730.87 each month into the Trust Account, representing $0.0625 per public share. Following the Special Meeting I, the Sponsor deposited four monthly payments to the Trust Account to extend the Combination Deadline to July 14, 2023. The four monthly payments were evidenced by four promissory notes issued by the Company to the Sponsor, each in the principal amount of $227,730.87.

Special Meeting II

Combination Deadline Extension

On July 11, 2023, the Company held another special meeting of stockholders (the “Special Meeting II”), at which the stockholders of the Company approved, among others, the proposal to amend the First Amended Charter to allow the Company until July 14, 2023 to consummate an initial business combination, and, without another stockholder vote, to elect to extend Combination Deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 to the Trust Account. Upon the stockholders’ approval, on July 12, 2023, the Company filed a certificate of amendment to its then-existing amended and restated certificate of incorporation which became effective upon filing (which, upon the amendment, the “Second Amended Charter”). In connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the Second Amended Charter, the Company may extend the Combination Deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account. Following the Special Meeting II, the Sponsor deposited nine monthly payments to the Trust Account to extend the Combination Deadline to April 14, 2024. The nine monthly payments were evidenced by nine promissory notes issued by the Company to the Sponsor, each in the principal amount of $75,000, or $675,000 in aggregate.

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

Special Meeting III

On March 8, 2024, the Company filed a definitive proxy statement on Schedule 14A to announce that a third special meeting of stockholders (the “Special Meeting III”) will be held on April 9, 2024, at which the stockholders of the Company, among others, will be asked to vote a new proposal to amend the Second Amended Charter to allow the Company until April 14, 2024 to consummate an initial business combination, and, without another stockholder vote, to elect to extend Combination Deadline on a monthly basis for up to nine (9) times, up to January 14, 2025, by depositing the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 for each remaining public share in the Trust Account for each monthly extension.

The purpose of the Special Meeting III is to further extend the Combination Deadline allow the Company to have more time and flexibility to complete its initial business combination. Public stockholders of shares of Class A Common Stock of the Company may elect to redeem their shares for their pro rata portion of the funds available in the Trust Account in connection with the Special Meeting III, regardless of whether such public stockholders vote “FOR” or “AGAINST,” or abstain from voting on these proposals or otherwise at the Special Meeting III.

Change of Nasdaq Listing Market

On July 7, 2023, Nasdaq approved the Company’s application to list its common stock, units, and warrants on the Capital Market. The Company’s common stock, units, and warrants commenced trading on the Capital Market at the opening of business on July 10, 2023.

Business Combination Agreement with Foxx

On February 18, 2024, we entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”), by and among us, Acri Capital Merger Sub I Inc., a Delaware corporation and our wholly-owned subsidiary (“Purchaser”, or “PubCo” upon and following the Business Combination), Acri Capital Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”, together with us and the Purchaser, the “Purchaser Parties”), and Foxx Development Inc., a Texas corporation (“Foxx”), pursuant to which (i) Parent will merger with and into Purchaser (the “Reincorporation Merger”), and (ii) Foxx will merge with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and other transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination”. Following consummation of the Business Combination (the “Closing”), Purchaser will become a publicly traded company. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Business Combination Agreement.

Foxx, established in 2017 as a Texas incorporated company, is a consumer electronics and integrated Internet-of-Things (IoT) solution company catering to both retail and institutional clients. With robust research and development capabilities and a strategic commitment to cultivating long-term partnerships with mobile network operators, distributors and suppliers around the world, FOXX currently sells a diverse range of products including mobile phones, tablets and other consumer electronics devices throughout the United States, and is in the process of developing and distributing end-to-end communication terminals and IoT solutions.

Reincorporation Merger

At the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), (i) each issued and outstanding Unit will automatically separate into one share of our Class A Common Stock and one-half of one Warrant (the “Separation of Parent Units”), (ii) upon the Separation of Units, each share of Class A or Class B Common Stock issued and outstanding shall be converted automatically into one share of common stock of Purchaser, par value $0.0001 per share (“Purchaser Common Stock”), and (iii) each issued and outstanding Warrant shall be converted automatically into one redeemable warrant of Purchaser, exercisable for one share of Purchaser Common Stock at an exercise price of $11.50 (“Purchaser Warrant”).

Closing Payment Stock

At the effective time of the Acquisition Merger (“Effective Time”), by virtue of the Acquisition Merger and the Business Combination Agreement, and without any action on the part of Parent, Purchaser, Merger Sub, Foxx, or stockholders of Foxx immediately prior to the Effective Time (the “Foxx Shareholders”), the Foxx Shareholders’ shares of common stock of Foxx (“Foxx Common Stock”) issued and outstanding immediately prior to the Effective Time will be canceled and automatically converted into the right to receive, without interest, the applicable portion of the Closing Payment Stock (as defined herein) as set forth in the Closing Consideration Spreadsheet. “Closing Payment Stock” means 5,000,000 shares of Purchaser Common Stock, which are equal or equivalent in value to the sum of $50,000,000 divided by $10.00 per share, among which, 500,000 shares in aggregate will be deposited to a segregated escrow account and to be released to the Foxx Shareholders if and only if, prior to or upon one-year anniversary of the Business Combination Agreement, the U.S. Congress has approved the affordable connectivity program of no less than $4 billion; or otherwise be cancelled and forfeited by PubCo without consideration.

Earnout Consideration

In addition to Closing Payment Stock, the Foxx Shareholders are entitled to receive up to an additional 4,200,000 shares of Purchaser Common Stock subject to achievement of certain milestones (the “Earnout Shares”). The Earnout Shares will be issued as below:

(i)	In connection with the financial performance for the fiscal year ending June 30, 2024

(a) 700,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if PubCo’s audited consolidated financial statements for the fiscal year ending June 30, 2024 (“2024 PubCo Audited Financial Statements”), prepared in accordance with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”) and filed with the SEC on Form 10-K by PubCo after Closing, reflect revenue of PubCo for the fiscal year ending June 30, 2024 (the “PubCo 2024 Revenue”) is no less than Sixty-Seven Million Dollars ($67,000,000) (including $67,000,000) and less than Eighty-Four Million Dollars ($84,000,000);

(b) 1,400,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the PubCo 2024 Revenue reflected in the 2024 PubCo Audited Financial Statements is no less than Eighty-Four Million Dollars ($84,000,000) and less than One Hundred Million Dollars ($100,000,000); and

(c) 2,100,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the PubCo 2024 Revenue reflected in the 2024 PubCo Audited Financial Statements is no less than One Hundred Million Dollars ($100,000,000).

(ii)	In connection with the financial performance for the fiscal year ending June 30, 2025

(a) 700,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if PubCo’s audited consolidated financial statements for the fiscal year ending June 30, 2025 (“2025 PubCo Audited Financial Statements”), prepared in accordance with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”) and filed with the SEC on Form 10-K by PubCo after Closing, reflect revenue of PubCo for the fiscal year ending June 30, 2025 (the “PubCo 2025 Revenue”) is no less than Seventy-Seven Million and Fifty Thousand Dollars ($77,050,000) (including $77,050,000) and less than Ninety-Six Million Six Hundred Thousand Dollars ($96,600,000) (excluding $96,600,000);

(b) 1,400,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the PubCo 2025 Revenue reflected in the 2025 PubCo Audited Financial Statements is no less than Ninety-Six Million Six Hundred Thousand Dollars ($96,600,000) (including $96,600,000) and less than One Hundred and Fifteen Million Dollars ($115,000,000) (excluding $115,000,000); and

(c) 2,100,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the PubCo 2024 Revenue reflected in the 2024 PubCo Audited Financial Statements is no less than One Hundred and Fifteen Million Dollars ($115,000,000) (including $115,000,000).

Related Agreements

Company Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, all existing Foxx Stockholders of issued and outstanding capital stock of Foxx as of the date thereof, entered into a support agreement pursuant to which such Foxx Stockholders agree, among other things, to vote in favor of the Business Combination Agreement and the transactions contemplated therein, not to exercise any redemption or adjustment rights, and waive any appraisal or dissenter rights.

Sponsor Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Sponsor, representing 39.85% of issued and outstanding common stock of ACAC as of the date thereof, entered into a letter agreement pursuant to which such the Sponsor agreed to, among other things, vote in favor of the Business Combination Agreement and the transactions contemplated therein.

Form of Lock-Up Agreements

At or prior to the Closing, PubCo will enter into lock-up agreements (the “Lock-up Agreements”) with any stockholder who will hold more than 5% of the issued and outstanding shares of PubCo Common Stock upon the Closing. Pursuant to the Lock-Up Agreements, such parties will, subject to certain customary exceptions, agree not to sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any share of PubCo Common Stock held by them until the earlier to occur of: (A) six months after the Closing, or (B) the date on which the last reported sale price of the PubCo Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Closing, or earlier, in any case, if subsequent to the Closing, the PubCo completes a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

Amendment to the Underwriting Agreement

On February 23, 2024, we entered into that certain Amendment (the “UA Amendment”) to the Underwriting Agreement, dated June 9, 2022 (the “Underwriting Agreement”) with EF Hutton LLC (f/k/a EF Hutton, division of Benchmark Investments, LLC, the “EF Hutton”), the representative of the several underwriters of our IPO.

Pursuant to the terms of the UA Amendment, EF Hutton and the Company have agreed to amend the Underwriting Agreement to replace the existing deferred underwriting fee under the Underwriting Agreement from $2,587,500 payable in cash at the closing of a business combination, to (x) $1,725,000 payable in cash and (y) 43,125 shares of common stock of PubCo. to be issued, at the closing of the Acquisition Merger.

Status as a Public Company

We believe our structure will make us an attractive initial business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Initial business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed Initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

Financial Position

With funds in the Trust Account available for an initial business combination initially in the amount of $36,672,846, after payment of $1,725,000 for deferred underwriting discounts if the underwriters’ over-allotment option is exercised in full, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

If our initial business combination is paid for using equity or debt instruments, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.  None of our founders or stockholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated certificate of incorporation provides that, following the IPO and prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate an initial business combination beyond the Combination Deadline or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their Public Shares.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Initial business combination.

Ability to Extend Time to Complete an initial business combination

Pursuant to our Charter, as amended by the Second Amended Charter, on July 12, 2023, if we anticipate that we may not be able to consummate our initial business combination by July 14, 2023, we may, but are not obligated to, if requested by the Sponsor or its affiliates, extend the period of time to consummate an initial business combination up to nine (9) times by an additional one month each time for a total of up to 9 months until April 14, 2024 (the “Paid Extension Period”), affording the Company up to April 14, 2024 to complete our initial business combination (the “Combination Deadline”). Public stockholders will not be offered the opportunity to vote on or redeem their shares if we choose to make any such Paid Extension Period. Pursuant to the terms of our Charter and the Trust Agreement Amendment, in order to avail ourselves of the Paid Extension Period to consummate our initial business combination, the Sponsor or its affiliates or designees, the lesser of (i) $75,000 and (ii) $0.045 for each public share to the Company’s trust account, by the 14th of each month between July 2023 and March 2024. Any Monthly Extension Payment would be made in the form of a loan. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In addition, such Monthly Extension Payments may be convertible into Private Warrants of the post initial business combination entity at a price of $1.00 per warrant at the option of the lender.   If we do not complete an initial business combination, we will not repay such Monthly Extension Payments. We intend to issue a press release announcing the deposit of funds promptly after such funds are deposited into the Trust Account. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such paid extension. As a result, we may effect such Paid Extension Period even though a majority of our public stockholders do not support such extension and will not be able to redeem their shares in connection therewith.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Initial business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

The decision as to whether we will seek stockholders approval of a proposed initial business combination in those instances in which stockholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a stockholder vote; (iii) the risk that the stockholders would fail to approve the proposed initial business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed Initial business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our founders, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

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

The purpose of such purchases would be to (i) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our founders, advisors or their affiliates anticipate that they may identify the stockholders with whom our founders, advisors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our founders, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the initial business combination. Our founders, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

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

Redemption Rights for Public Stockholders upon Completion of our Initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account was initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting discounts we will pay to the underwriters. Our founders, advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares held by them in connection with the completion of our initial business combination. However, if our founders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the Combination Deadline.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed Initial business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

Upon the public announcement of our initial business combination, we or our founders will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Public Shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our founders will count toward this quorum and have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, assuming only a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting are present at such meeting and all Founder Shares vote in favor of the initial business combination, we do not need any additional vote from the public stockholders to vote in favor in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination.

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

Our Charter provides that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 upon consummation of our initial business combination and after payment of the deferred underwriting discounts (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

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

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Initial business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed Initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the expiration of the Combination Deadline.

Redemption of Public Shares and Liquidation if no Initial Business Combination

The Combination Deadline under our Charter provides that we will have until July 14, 2023 to complete our initial business combination, which may be extended up to nine (9) times by an additional one month each time until April 14, 2024, to complete an initial business combination. If we are unable to complete our initial business combination by April 14, 2024, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve an amendment to our Charter to extend the Combination Deadline to allow us additional time to complete our initial business combination; and provide our public stockholder an opportunity to redeem their Public Shares in connection with such extension. If we fail to obtain approval from our stockholders for such extension or we do not seek such extension, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Deadline.

In addition, pursuant to the terms of our Charter and the trust agreement entered into between us and Wilmington Trust, National Association dated June 9, 2022, as amended by the Trust Amendment Agreement, if we cannot complete an initial business combination by July 14, 2023, in order to effect the Paid Extension Period, the Sponsor must deposit the lesser of (i) $75,000 and (ii) $0.045 for each public share to the Company’s trust account, by the 14th of each month between July 2023 and March 2024. Any Monthly Extension Payment would be made in the form of a loan. Our public stockholders will not be afforded an opportunity to vote on effecting Paid Extension Period or redeem their shares in connection with such extensions. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the Monthly Extension Payments that will not be repaid in the event that we are unable to close an initial business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial business combination solely from funds available outside of the Trust Account or, at the relevant insider’s discretion, converted upon consummation of our Initial business combination into additional Private Warrants at a price of $1.00 per warrant.  Our stockholders have approved the issuance of the Private Warrants upon conversion of such notes, to the extent the holder wishes to so convert such unit at the time of the consummation of our initial business combination. In the event that we receive notice from our founders five days prior to the applicable deadline of their intent to effect a Paid Extension Period, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. Our founders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Our founders have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within the Combination Deadline. However, if our founders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the Combination Deadline.

Our founders have agreed, pursuant to a letter agreement with us dated June 9, 2022, that they will not propose any amendment to our Charter (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Combination Deadline, or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our Public Shares.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within the Combination Deadline may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within the Combination Deadline, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the Combination Deadline, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve an amendment to our Charter to extend the Combination Deadline to allow us additional time to complete our initial business combination. If we fail to obtain approval from our stockholders for such extension or we do not seek such extension, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes or for working capital purposes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following if we cannot complete our initial business combination within the Combination Deadline and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination within the Combination Deadline, subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to our Charter to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we have not consummated an initial business combination within the Combination Deadline, or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) our completion of an initial business combination, and then only in connection with those Public Shares that such stockholder properly elected to redeem, subject to the limitations described in the Prospectus. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Initial business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 13284 Pond Springs Rd, Ste 405, Austin, Texas 78729. We pay the Sponsor for the office space, as part of the $10,000 per month payment we made to it for office space, utility, personnel and related services. This arrangement will terminate upon the earlier of (a) completion of an initial business combination or (b) June 14, 2023 (twelve months after the completion of the IPO).

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

We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us, the Sponsor or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in the prospectus of our IPO (File No. 333-263477) filed with the SEC on June 10, 2022 (the “Prospectus”), the quarterly report on Form 10-Q filed with the SEC on August 11, 2023, and in a proxy statement/prospectus in connection with the Business Combination on the Form S-4 to be filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

At [   ], 2024, there were 1 holders of record of our Class A Common Stock, 1 holder of record of our Class B Common Stock, 1 holder of record of our Units, and 1 holder of record of our separately traded Warrants. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our shares of Class A Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. We are a blank check company incorporated as a Delaware corporation on January 7, 2022 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Initial business combination with one or more businesses. We are actively searching and identifying suitable Initial business combination target.  We intend to effectuate our initial business combination using cash derived from the proceeds of our IPO and the sale of Private Warrants in a Private Placement to the Sponsor, potential additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

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

Special Meeting I

On February 8, 2023, the Company held a special meeting of stockholders (the “Special Meeting I”), at which the stockholders of the Company approved the proposal to amend the Company’s then-existing amended and restated certificate of incorporation to amend the amount of monthly deposit required to be deposited in the Trust Account from $0.0333 for each public share to $0.0625 for each public share for, and the Company may extend up to nine (9) times until December 14, 2023 if the Company has not consummated its initial business combination by March 14, 2023 (the nine (9) month anniversary of the closing of its IPO). Upon the stockholders’ approval, on February 9, 2023, the Company filed a certificate of amendment to its then-existing amended and restated certificate of incorporation which became effective upon filing (which, upon the amendment, the “First Amended Charter”). In connection with the Special Meeting I, 4,981,306 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the First Amended Charter, the Company may extend the deadline to complete its initial business combination (the “Combination Deadline”) up to nine times on monthly basis from March 14, 2023 to December 14, 2023, by depositing $227,730.87 each month into the Trust Account, representing $0.0625 per public share. Following the Special Meeting I, the Sponsor deposited four monthly payments to the Trust Account to extend the Combination Deadline to July 14, 2023. The four monthly payments were evidenced by four promissory notes issued by the Company to the Sponsor, each in the principal amount of $227,730.87.

Special Meeting II

On July 11, 2023, the Company held another special meeting of stockholders (the “Special Meeting II”), at which the stockholders of the Company approved, among others, the proposal to amend the First Amended Charter to allow the Company until July 14, 2023 to consummate an initial business combination, and, without another stockholder vote, to elect to extend Combination Deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 to the Trust Account. Upon the stockholders’ approval, on July 12, 2023, the Company filed a certificate of amendment to its then-existing amended and restated certificate of incorporation which became effective upon filing (which, upon the amendment, the “Second Amended Charter”). In connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the Second Amended Charter, the Company may extend the Combination Deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account. Following the Special Meeting II, the Sponsor deposited nine monthly payments to the Trust Account to extend the Combination Deadline to April 14, 2024. The nine monthly payments were evidenced by nine promissory notes issued by the Company to the Sponsor, each in the principal amount of $75,000, or $675,000 in aggregate.

Special Meeting III

On March 8, 2024, the Company filed a definitive proxy statement on Schedule 14A to announce that a third special meeting of stockholders (the “Special Meeting III”) will be held on April 9, 2024, at which the stockholders of the Company, among others, will be asked to vote a new proposal to amend the Second Amended Charter to allow the Company until April 14, 2024 to consummate an initial business combination, and, without another stockholder vote, to elect to extend Combination Deadline on a monthly basis for up to nine (9) times, up to January 14, 2025, by depositing the lesser of (i) $50,000 for all remaining public shares and (ii) $0.033 for each remaining public share in the Trust Account for each monthly extension.

The purpose of the Special Meeting III is to further extend the Combination Deadline allow the Company to have more time and flexibility to complete its initial business combination. Public stockholders of shares of Class A Common Stock of the Company may elect to redeem their shares for their pro rata portion of the funds available in the Trust Account in connection with the Special Meeting III, regardless of whether such public stockholders vote “FOR” or “AGAINST,” or abstain from voting on these proposals or otherwise at the Special Meeting III.

Working Capital Note

The Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to us upon completion of the initial business combination. We may issue such working capital notes to the Sponsor, officers, directors, of their affiliates, evidencing the terms of such loans.

On December 5, 2023, the Company issued a promissory note (the “Working Capital Note”) to the Sponsor, under which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Warrants of the Company, that are identical to the Private Warrants issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the initial business combination. The number of Private Warrants to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $1.00. As of December 31, 2023, no working capital has been drawn by the Company and no balance as been repaid as of the date of this report.

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

Business Combination Agreement with Foxx

On February 18, 2024, we entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”), by and among us, Acri Capital Merger Sub I Inc., a Delaware corporation and our wholly-owned subsidiary (“Purchaser”, or “PubCo” upon and following the Business Combination), Acri Capital Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”, together with us and the Purchaser, the “Purchaser Parties”), and Foxx Development Inc., a Texas corporation (“Foxx”), pursuant to which (i) Parent will merger with and into Purchaser (the “Reincorporation Merger”), and (ii) Foxx will merge with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and other transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination”. Following consummation of the Business Combination (the “Closing”), Purchaser will become a publicly traded company. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Business Combination Agreement.

Foxx, established in 2017 as a Texas incorporated company, is a consumer electronics and integrated Internet-of-Things (IoT) solution company catering to both retail and institutional clients. With robust research and development capabilities and a strategic commitment to cultivating long-term partnerships with mobile network operators, distributors and suppliers around the world, FOXX currently sells a diverse range of products including mobile phones, tablets and other consumer electronics devices throughout the United States, and is in the process of developing and distributing end-to-end communication terminals and IoT solutions.

Reincorporation Merger

At the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), (i) each issued and outstanding Unit will automatically separate into one share of our Class A Common Stock and one-half of one Warrant (the “Separation of Parent Units”), (ii) upon the Separation of Units, each share of Class A or Class B Common Stock issued and outstanding shall be converted automatically into one share of common stock of Purchaser, par value $0.0001 per share (“Purchaser Common Stock”), and (iii) each issued and outstanding Warrant shall be converted automatically into one redeemable warrant of Purchaser, exercisable for one share of Purchaser Common Stock at an exercise price of $11.50 (“Purchaser Warrant”).

Closing Payment Stock

At the effective time of the Acquisition Merger (“Effective Time”), by virtue of the Acquisition Merger and the Business Combination Agreement, and without any action on the part of Parent, Purchaser, Merger Sub, Foxx, or stockholders of Foxx immediately prior to the Effective Time (the “Foxx Shareholders”), the Foxx Shareholders’ shares of common stock of Foxx (“Foxx Common Stock”) issued and outstanding immediately prior to the Effective Time will be canceled and automatically converted into the right to receive, without interest, the applicable portion of the Closing Payment Stock (as defined herein) as set forth in the Closing Consideration Spreadsheet. “Closing Payment Stock” means 5,000,000 shares of Purchaser Common Stock, which are equal or equivalent in value to the sum of $50,000,000 divided by $10.00 per share, among which, 500,000 shares in aggregate will be deposited to a segregated escrow account and to be released to the Foxx Shareholders if and only if, prior to or upon one-year anniversary of the Business Combination Agreement, the U.S. Congress has approved the affordable connectivity program of no less than $4 billion; or otherwise be cancelled and forfeited by PubCo without consideration.

Earnout Consideration

In addition to Closing Payment Stock, the Foxx Shareholders are entitled to receive up to an additional 4,200,000 shares of Purchaser Common Stock subject to achievement of certain milestones (the “Earnout Shares”). The Earnout Shares will be issued as below:

(i)	In connection with the financial performance for the fiscal year ending June 30, 2024

(a) 700,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if PubCo’s audited consolidated financial statements for the fiscal year ending June 30, 2024 (“2024 PubCo Audited Financial Statements”), prepared in accordance with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”) and filed with the SEC on Form 10-K by PubCo after Closing, reflect revenue of PubCo for the fiscal year ending June 30, 2024 (the “PubCo 2024 Revenue”) is no less than Sixty-Seven Million Dollars ($67,000,000) (including $67,000,000) and less than Eighty-Four Million Dollars ($84,000,000);

(b) 1,400,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the PubCo 2024 Revenue reflected in the 2024 PubCo Audited Financial Statements is no less than Eighty-Four Million Dollars ($84,000,000) and less than One Hundred Million Dollars ($100,000,000); and

(c) 2,100,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the PubCo 2024 Revenue reflected in the 2024 PubCo Audited Financial Statements is no less than One Hundred Million Dollars ($100,000,000).

(ii)	In connection with the financial performance for the fiscal year ending June 30, 2025

(a) 700,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if PubCo’s audited consolidated financial statements for the fiscal year ending June 30, 2025 (“2025 PubCo Audited Financial Statements”), prepared in accordance with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”) and filed with the SEC on Form 10-K by PubCo after Closing, reflect revenue of PubCo for the fiscal year ending June 30, 2025 (the “PubCo 2025 Revenue”) is no less than Seventy-Seven Million and Fifty Thousand Dollars ($77,050,000) (including $77,050,000) and less than Ninety-Six Million Six Hundred Thousand Dollars ($96,600,000) (excluding $96,600,000);

(b) 1,400,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the PubCo 2025 Revenue reflected in the 2025 PubCo Audited Financial Statements is no less than Ninety-Six Million Six Hundred Thousand Dollars ($96,600,000) (including $96,600,000) and less than One Hundred and Fifteen Million Dollars ($115,000,000) (excluding $115,000,000); and

(c) 2,100,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the PubCo 2024 Revenue reflected in the 2024 PubCo Audited Financial Statements is no less than One Hundred and Fifteen Million Dollars ($115,000,000) (including $115,000,000).

Amendment to the Underwriting Agreement

On February 23, 2024, we entered into that certain Amendment (the “UA Amendment”) to the Underwriting Agreement, dated June 9, 2022 (the “Underwriting Agreement”) with EF Hutton LLC (f/k/a EF Hutton, division of Benchmark Investments, LLC, the “EF Hutton”), the representative of the several underwriters of our IPO.

Pursuant to the terms of the UA Amendment, EF Hutton and the Company have agreed to amend the Underwriting Agreement to replace the existing deferred underwriting fee under the Underwriting Agreement from $2,587,500 payable in cash at the closing of a business combination, to (x) $1,725,000 payable in cash and (y) 43,125 shares of common stock of PubCo. to be issued, at the closing of the Acquisition Merger.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for the IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2023 and the period from January 7, 2022 (inception) through December 31, 2022, we had a net income of $886,366 and $217,224, mainly from income on our investment less our formation and operating costs and tax expenses.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2023 had been satisfied through initial payment from the Sponsor of $25,000, proceeds from the Private Placement, and loan from sponsor of $1,431,747.

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

As of December 31, 2023, the Company had cash of $54,289 and a working capital deficit of $2,050,294 (excluding taxes payable which will be paid out from Trust).

In connection with the votes to approve the Extension Amendment Proposal at the Special Meeting, 4,981,306 shares of Class A common stock of the Company were rendered for redemption at $10.33 per share, On July 11 2023, in connection with the Special Meeting II to approve the second Extension Amendment Proposal, 388,644 shares of Class A common stock of the Company were redeemed and cancelled at $10.82 per share, resulting in approximately $36.7 million remaining in the Trust Account as of December 31, 2023.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into warrant, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

In addition, our Charter, as amended by the Second Amended Charter, provides that we will have until July 14, 2023 to complete the initial business combination, which may be extended up to nine (9) times by an additional one month each time until April 14, 2024. As of the date of this report, between July 12, 2023 and March 12, 2024, an aggregate of $675,000 of Monthly Extension Payments, or 9 Monthly Extension Payments of $75,000 on the 12th day of each month, were deposited into the Trust Account, which enables the Company to extend the period of time it has to consummate its initial business combination on a monthly basis from July 14, 2023 to April 14, 2024.

In connection with the Monthly Extension Payments, the Company issued nine unsecured promissory notes of $75,000 for each of the nine Monthly Extension Payments (each a “Extension Note”) to the Sponsor.

Each of the Extension Notes is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Extension Notes has the right, but not the obligation, to convert each Extension Note, in whole or in part, respectively, into Private Warrants of the Company, as described in the Prospectus, by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Private Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

If we are unable to complete an initial business combination by April 14, 2024, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the Combination Deadline, if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations.

As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2023 and December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments held in Trust Account

At December 31, 2023 and December 31, 2022, $36,672,846 and $89,140,977 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

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

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023, common stock subject to possible redemption are presented at redemption value of $11.12 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACRI CAPITAL ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acri Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acri Capital Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the year ended December 31, 2023 and the period from January 7, 2022 (inception) through December 31, 2022 in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the year ended December 31, 2023 and period from January 7, 2022 (inception) through December 31, 2022 in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. In addition, if the Company does not consummate an initial business combination by April 14, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Marlton, New Jersey
March 22, 2024

ACRI CAPITAL ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets
Cash	$54,289	$547,478
Prepaid expenses	5,791	159,952
Total Current Assets	60,080	707,430

Investments held in Trust Account	36,672,846	89,140,977
Total Assets	$36,732,926	$89,848,407

Liabilities, Temporary Equity, and Stockholders’ Deficit
Accrued expenses	$122,007	$76,931
Franchise tax payable	37,905	56,361
Income tax payable	402,142	173,680
Excise tax payable	556,620	-
Promissory notes - related party	1,431,747	-
Total Current Liabilities	2,550,421	306,972

Deferred tax liability	33,937	60,594
Deferred underwriter’s discount	2,587,500	2,587,500
Total Liabilities	5,171,858	2,955,066

Commitments and Contingencies

Common stock subject to possible redemption, 3,255,050 shares and 8,625,000 shares at redemption value of $11.12 and $10.30 per share as of December 31, 2023 and December 31, 2022	36,198,862	88,850,342

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding (excluding 3,255,050 shares subject to possible redemption as of December 31, 2023 and December 31, 2022)	-	-
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding as of December 31, 2023 and December 31, 2022	216	216
Additional paid-in capital	-	-
Accumulated deficit	(4,638,010)	(1,957,217)
Total Stockholders’ Deficit	(4,637,794)	(1,957,001)

Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$36,732,926	$89,848,407

The accompanying notes are an integral part of these consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from
	For the year ended	January 7, 2022 (inception) through
	December 31, 2023	December 31, 2022
Formation and operating costs	$736,593	$658,118
Franchise tax expenses	64,564	56,361
Loss from Operations	(801,157)	(714,479)

Other income
Interest earned on investment held in Trust Account	2,118,942	1,165,977

Income before income taxes	1,317,785	451,498

Income taxes provision	431,419	234,274

Net income	$886,366	$217,224

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,170,218	4,818,436
Basic and diluted net income per share, common stock subject to possible redemption	$0.39	$0.57
Basic and diluted weighted average shares outstanding, common stock attributable to Acri Capital Acquisition Corporation	2,156,250	2,032,123
Basic and diluted net loss per share, common stock attributable to Acri Capital Acquisition Corporation	$(0.34)	$(1.25)

The accompanying notes are an integral part of these consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,957,217)	$(1,957,001)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(3,010,539)	(3,010,539)
Excise tax accrual	-	-	-	-	-	-	-	(556,620)	(556,620)
Net income	-	-	-	-	-	-	-	886,366	886,366
Balance as of December 31, 2023	-	$-	-	$-	2,156,250	$216	$-	$(4,638,010)	$(4,637,794)

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 7, 2022 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial stockholder	-	-	-	-	2,156,250	216	24,784	-	25,000
Sale of public units through public offering	-	-	8,625,000	863	-	-	86,249,137	-	86,250,000
Sale of private placement warrants	-	-	-	-	-	-	5,240,000	-	5,240,000
Underwriters’ discount	-	-	-	-	-	-	(4,312,500)	-	(4,312,500)
Other offering expenses	-	-	-	-	-	-	(526,383)	-	(526,383)
Reclassification of common stock subject to redemption	-	-	(8,625,000)	(863)	-	-	(84,899,324)	-	(84,900,187)
Allocation of offering costs to common stock subject to redemption	-	-	-	-	-	-	4,838,883	-	4,838,883
Accretion of carrying value to redemption value	-	-	-	-	-	-	(6,614,597)	(2,174,441)	(8,789,038)
Net income	-	-	-	-	-	-	-	217,224	217,224
Balance as of December 31, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,957,217)	$(1,957,001)

The accompanying notes are an integral part of these consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
	For the year ended	January 7, 2022 (inception) through
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net Income	$886,366	217,224
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,118,942)	(1,165,977)
Deferred taxes	(26,657)	60,594
Changes in operating assets and liabilities:
Prepaid expenses	154,161	(159,952)
Accrued expenses	45,076	76,931
Franchise tax payable	(18,456)	56,361
Income taxes payable	228,462	173,680
Net Cash Used in Operating Activities	(849,990)	(741,139)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(1,360,924)	(87,975,000)
Sale of investment held in trust account	55,947,997	-
Net Cash Provided by (Used in) Investing Activities	54,587,073	(87,975,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	-	25,000
Proceeds from promissory notes to related party	1,431,747	316,827
Repayment of promissory notes to related party	-	(316,827)
Proceeds from public offering	-	86,250,000
Proceeds from private placement	-	5,240,000
Payment of underwriter discount	-	(1,725,000)
Payment of deferred offering costs	-	(526,383)
Redemption of Class A Common Stock	(55,662,019)	-
Net Cash (Used in) Provided by Financing Activities	(54,230,272)	89,263,617

Net Change in Cash	(493,189)	547,478

Cash, beginning of year	547,478	-
Cash, end of year	$54,289	547,478

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$229,615	$-
Cash paid for interest	$-	$-

Non-cash financing activities:
Deferred underwriters’ marketing fees	$-	$2,587,500
Change in value of common stock subject to redemption	$-	$84,900,187
Allocation of offering costs to common stock subject to redemption	$-	$4,838,883
Accretion of carrying value to redemption value	$3,010,539	$8,789,038
Excise tax accrual	$556,620	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On November 13, 2023, the Company incorporated Acri Capital Merger Sub I Inc, (“Purchaser” or “Pubco”), and Acri Capital Merger Sub II Inc, (“Merger Sub”), each a Delaware corporation and wholly owned subsidiary of the Company. As of December 31, 2023, there has been no activity in Merger Sub I and Merger Sub II.

As of December 31, 2023 and December 31, 2022, the Company had not commenced any operations. For the year ended December 31, 2023 and the period from January 7, 2022 (inception) through December 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Pursuant to the Second Amended Charter, the Company may extend the Business Combination deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account. As of December 31, 2023, the Sponsor deposited six monthly payments to the Trust Account to extend the Business Combination deadline to January 14, 2023 of $75,000 for a total of $450,000.

Total outstanding notes related to extension amounted to $1,360,924 as of December 31, 2023.

The shares of Class A common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company may elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 to the Trust Account each time (the “Combination Period”).

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

Liquidity and Going Concern

As of December 31, 2023, the Company had cash of $54,289 and a working capital deficit of $2,050,294 (excluding income taxes payable which are to be paid from Trust). The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans (see Note 6).

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

There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period and that the Company will obtain enough votes to extend the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $54,289 and $547,478 cash in bank as of December 31, 2023 and December 31, 2022, respectively.

Investments held in Trust Account

At December 31, 2023 and December 31, 2022, we had $36,672,846 and $89,140,977 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the statement of operations.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023, common stock subject to possible redemption are presented at redemption value of $11.12 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2023 and 2022, the Company has not considered the effect of the Warrants sold in the IPO and private placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended	For the Period from January 7, 2022 (inception) through
	December 31,	December 31,
	2023	2022
Net income	$886,366	$217,224
Accretion of carrying value to redemption value	(3,010,539)	(8,789,038)
Net loss including accretion of carrying value to redemption value	$(2,124,173)	$(8,571,814)

	For the Year Ended		For the Period from January 7, 2022 (inception) through
	December 31, 2023		December 31, 2022
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,400,191)	$(723,982)	$(6,029,105)	$(2,542,709)
Accretion of carrying value to redemption value	3,010,539	—	8,789,038	—
Allocation of net income (loss)	$1,610,348	$(723,982)	$2,759,933	$(2,542,709)
Denominators:
Weighted-average shares outstanding	4,170,218	2,156,250	4,818,436	2,032,123
Basic and diluted net income (loss) per share	$0.39	$(0.34)	$0.57	$(1.25)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2023, approximately $36.4 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefit and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this ASU is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has early adopted this update and it will become effective on January 1, 2023. The Company adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Note 3 — Investments Held in Trust Account

As of December 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $36,672,846 and $89,140,977 in money market funds which are invested in U.S. Treasury Securities. Interest income for the year ended December 31, 2023 and the period from January 7, 2022 (inception) through December 31, 2022 amounted to $2,118,942 and $1,165,977, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$36,672,846

Description	Level	December 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$89,140,977

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

As of December 31, 2023 and December 31, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

	As of December 31,	As of December 31,
	2023	2022
Gross proceeds	$86,250,000	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,349,813)	(1,349,813)
Offering costs of Public Shares	(4,838,883)	(4,838,883)
Redemption	(55,662,019)	-
Plus:
Accretion of carrying value to redemption value	11,799,577	8,789,038
Common stock subject to possible redemption	$36,198,862	$88,850,342

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

Note 6 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of December 31, 2023 and December 31, 2022, there were 2,156,250 Founder Shares issued and outstanding.

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

In connection with the Monthly Extension Payment discussed in Note 1, the Company issued four unsecured promissory notes of $227,730.87 and six unsecured promissory notes of $75,000 to its Sponsor. The notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00. Total extension notes amounted to $1,360,924 for the year ended December 31, 2023.

On December 5, 2023, the Sponsor has agreed to loan the Company up to $500,000 to be used as working capital of the Company. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates a business combination or merger with a qualified target company or (2) the date of liquidation of the Company and have the same conversion features as the extension notes mentioned above. The Company has an outstanding loan balance of $70,823 as of December 31, 2023.

Balance of Promissory Notes – related party amounted to $1,431,747 and nil on December 31, 2023 and December 31, 2022, respectively.

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

As of December 31, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. Administrative service fee expenses for the year ended December 31, 2023 and the period from January 7, 2022 (inception) through December 31, 2022 amounted to $53,000 and $67,000, respectively. Accrued services fees amounted to $3,000 and nil as of December 31, 2023 and December 31, 2022, respectively.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 3,255,050 and 8,625,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

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

As of December 31, 2023 and December 31, 2022, 9,552,500 Warrants were outstanding.

Note 9 — Income Taxes

The income tax provision (benefit) consists of the following for the year ended December 31, 2023 and the period from January 7, 2022 (inception) through December 31, 2022:

	For the year ended December 31, 2023	For the Period from January 7, 2022 (inception) through December 31, 2022
Current
Federal	$458,077	$173,680
State	—	—
Deferred
Federal	(162,336)	(67,458)
State		—
Valuation allowance	135,678	128,052
Income tax provision	431,419	$234,274

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

		For the Period from
		January 7, 2022
	For the year ended	(inception) through
	December 31, 2023	December 31, 2022

U.S. statutory rate	21.0%	21.0%
Change in valuation allowance	10.3%	28.4%
Permanent difference	1.4%	2.5%
Effective tax rate	32.7%	51.9%

The Company’s net deferred tax assets were as follows as of:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Start-up costs	$263,730	$128,052
Valuation allowance	(263,730)	(128,052)
Total deferred tax assets	—	—
Accrued interest income	(33,937)	(60,594)
Deferred tax liability, net	$(33,937)	$(60,594)

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

As of December 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the year ended December 31, 2023 and for the period from January 7, 2022 (inception) through December 31, 2022 were 32.7% and 51.9%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0 % primarily due to the valuation allowance on the deferred tax assets.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than events below.

On January 12, 2023, February 13, 2024, and March 13, 2024, three payments of $75,000 were deposited into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination to April 14, 2023 which are the seventh, eighth, and ninth of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the extension payments, the Company issued three unsecured promissory notes of $75,000 each to its Sponsor.

On February 18, 2024, the Company entered into a business combination agreement (as amended from time to time, the “BCA”), by and among the Company, Purchaser, Merger Sub and Foxx Development Inc., a Texas corporation (“Foxx”). Foxx, where, pursuant to the agreement: (a) the Company will merge (the “Reincorporation Merger”) with and into PubCo, with PubCo as the surviving entity; (b) Foxx will merge (the “Acquisition Merger”) with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of PubCo.

On February 23, 2024, Acri Capital Acquisition Corporation (the “Company”) entered into that certain Amendment (the “UA Amendment”) to the Underwriting Agreement, dated June 9, 2022 (the “Underwriting Agreement”) with EF Hutton LLC (f/k/a EF Hutton, division of Benchmark Investments, LLC, the “EF Hutton”).

Pursuant to the terms of the UA Amendment, EF Hutton and the Company have agreed to amend the Underwriting Agreement to replace the existing deferred underwriting fee under the Underwriting Agreement from $2,587,500 payable in cash at the closing of a business combination, to (x) $1,725,000 payable in cash and (y) 43,125 shares of common stock of PubCo. to be issued, at the closing of the Acquisition Merger.

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

During the fiscal years ended December 31, 2022 and December 31, 2023, neither the Company nor anyone on its behalf consulted with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Friedman with a copy of the above disclosures it is making in response to Item 304(a). We have requested and received from Friedman a letter, dated October 4, 2022, addressed to the SEC stating whether Friedman agrees with the above statements.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (who also serves as our chief financial officer) (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, during the period covered by this report, our disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013) which includes inadequate segregation of duties as well as precision of review being performed within account processes due to limited personnel. Based on our assessments and those criteria, management determined that we do not maintain effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
“Joy” Yi Hua	48	Chairwoman, Chief Executive Officer and Chief Financial Officer
James “Jim” C. Hardin Jr.	44	Director
Edmund R. Miller	68	Director
Andrew Pierce	37	Director

Ms. “Joy” Yi Hua is our Chief Executive Officer, Chief Financial Officer and Chairwoman. Ms. Hua has over 18 years of experience in investment management, hedge fund, private equity and real estate investment around the world. Since June 2016, Ms. Hua has served as the Managing Director of Serene View Capital LLC, an investment management and consulting firm. She has served as CEO of Bit Bay Technology Corporation since January 2023, a data center infrastructure and services company. In June 2018, Ms. Hua founded Cohere Education LLC, an online education start-up engaged in the distribution of STEAM curriculum and programs to K-12 and college students in the U.S. and China. Before that, Ms. Hua co-founded and served as the Chief Operating Officer for MeshImpact LLC for the period between July 2016 and December 2018, overseeing financial and strategic planning for the consulting firm providing data analytics and machine learning solutions. Earlier in her career, Ms. Hua worked for CornerStone Parnters LLC for 8 years from 2008 to 2016 where she managed private equity and real assets portfolios of over 3 billion US dollars for 12 non-profit clients. Ms. Hua started her investment career at UVIMCO, the organization that manages the University of Virginia’s $14.5 billion endowment, from 2004 to 2008. Ms. Hua received her MBA from the University of Texas at Austin in 2003, and a B.A. in Economics from Shanghai University of Finance & Economics in 1997. She has been a CFA charter holder since 2004.

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

Mr. Andrew Pierce has served as independent director since June 9, 2022. Mr. Pierce has more than a decade of experience in everything from data center auditing and IT support, to building world-class software and leading teams of engineers. Between 2014 and 2022, Mr. Pierce led the Platform Applications team for BlackSky Technology Inc. (NYSE: BKSY), a leading provider of real-time geospatial intelligence and global monitoring services, and has helped grow it from a $1M ARR startup into a publicly-traded powerhouse valued at over $1B on opening day. Prior to BlackSky, Mr. Pierce served as the Engineering Manager of Thermopylae Science and Technology’s iSpatial platform. He is also the founder and owner of Banana Stand Technologies, Inc., a company engaged in “web3” consulting services. From 2009 to 2010, he was on the team that built FederalReporting.gov, the system responsible for tracking the American Recovery and Reinvestment Act (ARRA) stimulus spending. He graduated with a B.S. in Computer Science and a B.A. in Japanese Studies from the College of William and Mary in 2009, and has spent time abroad living and working in Japan.

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

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of an initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Clawback Policy

We have adopted a clawback policy on November 27, 2023 that applies to our executive officers (the “Clawback Policy”), which .is filed herewith as Exhibit 97.1.

The Clawback Policy gives the Compensation Committee the discretion, in connection with an accounting restatement of our previously issued financial statements, to require executive officers to reimburse us for any erroneously awarded compensation paid to such executive officers that otherwise would not have been paid had it been determined based on the restated financial statements.

Conflicts of Interest

The Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of the Sponsor or its affiliates or in their other endeavors, may choose to present potential Initial business combinations to the related entities described above, current or future entities affiliated with or managed by the Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Although we do not believe any conflict currently exists between us and our founders or affiliates of our founders may compete with us for acquisition opportunities. If such entities decide to pursue an opportunity, we may be precluded from procuring such opportunity. In addition, investment ideas generated within our founders may be suitable for both us and for an affiliate of founders and may be directed to such entity rather than to us. Neither our founders nor members of our management team who are also employed by or affiliated with our founders will have any obligation to present us with any opportunity for a potential Initial business combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or director of the company. Our founders and/or our management team, in their capacities as employees or affiliates of our founders or in their other endeavors, may be required to present potential Initial business combinations to future founders’ affiliates or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present Initial business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of an initial business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our initial business combination. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers or directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the Combination Deadline.

Our founders may also purchase public units or shares during or after the IPO, including in the open market or through privately negotiated transactions.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our officers may become an officer or director of any other SPACs even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the Combination Deadline; as a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our founders have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the consummation of our initial business combination. Additionally, our founders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination within the Combination Deadline. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Warrants will be worthless. With certain limited exceptions, our founder may not transfer, assign or sell any of their Founder Shares until the earlier of: (A) six months after the date of the consummation of our initial business combination, (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, or (C) the date on which the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or earlier, in any case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property With certain limited exceptions, the Private Warrants and the underlying securities, the working capital warrants that may be issued upon conversion of working capital loans (including extension notes) and the underlying securities, will not be transferable, assignable or salable by the Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our founders may directly or indirectly own Founder Shares and Private Warrants following the IPO, our founders may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Initial business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our founders may have a conflict of interest with respect to evaluating an initial business combination and financing arrangements as we may obtain loans from our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination. Up to $3,000,000 of such loans may be convertible into working capital warrants at a price of $1.00 per warrant at the option of the lender. Such working capital warrants would be identical to the Private Warrants sold in the Private Placement.

●	The Company has agreed, commencing on the effective date of the IPO Prospectus, to pay Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of an initial business combination or (b) June 14, 2023 (twelve months after the completion of the IPO).

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
“Joy” Yi Hua	Acri Capital Sponsor LLC Serene View Capital LLC	Holding Company Investment Fund	Manager Managing Director
James “Jim” C. Hardin Jr.	Fund Investor Toolkit, LLC Deer Isle Group, LLC Sponsor Fund Partners LLC Affirmative Technologies LLC	Consulting Investment Bank Investment Fund Software Solution	President Independent Contractor Managing Member Director
Edmund R. Miller	Pan American Finance, LLC	Investment Bank	Senior Managing Director, Investment Banking
Andrew Pierce	Banana Stand Technologies, LLC	Computer Science	Owner

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2023, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

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

Executive Officers and Director Compensation

Each of our independent directors has received cash compensation of $60,000 among which (i) $20,000 was paid upon the closing of the IPO; (2) $20,000 was paid upon the completion of the three-month period after the closing of the IPO; and (3) $20,000 was paid upon completion of the six-month period after the closing of the IPO. Pursuant to the offer letters entered into by our independent directors and the Company, the remaining $20,000 cash compensation will be payable upon the closing of our initial business combination. Other than as set forth in the Prospectus and this report, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Initial business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

Following an initial business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

The Founder Shares and Private Warrants and working capital warrants are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our founders. Those lock-up provisions provide that such securities are not transferable or saleable. Our founders have agreed, subject to certain exception, (i) in the case of Founder Shares, not to transfer, assign or sell any of their Founder Shares until the earlier of: (A) six months after the date of the consummation of our initial business combination, (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (C) the date on which the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, and (ii) in the case of Private Warrants, and any warrants may be issued upon the conversion of the working capital loans, or “working capital warrants”, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any affiliate of our founders, any members of our founders, or any of their affiliates, direct and indirect equity holders, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; or (g) by virtue of the laws of Delaware or our founders’ limited liability company agreement upon dissolution of our founders, provided, however, that in the case of clauses (a) through (e), or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares and Private Warrants

On February 4, 2022, the Sponsor acquired 2,156,250 Founder Shares of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of December 31, 2023, there were 2,156,250 Founder Shares issued and outstanding.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the number of Class A common stock and Class B common stock issued and outstanding upon completion of the IPO.

The Founder Shares are identical to the Public Shares. However, the founders have agreed (A) to vote their Founder Shares in favor of any proposed Initial business combination, (B) not to propose, or vote in favor of, prior to and unrelated to an initial business combination, an amendment to the Company’s Charter that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete an initial business combination within the Combination Period (As defined below), unless the Company provides public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to redeem any shares, including Founder Shares and Public Shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial business combination or sell any shares to us in any tender offer in connection with the Company’s proposed initial business combination, and (D) that the Founder Shares shall not participate in any liquidating distribution upon winding up if an initial business combination is not consummated.

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

As more fully discussed in the section of the Prospectus entitled “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such Initial business combination opportunity to such entity prior to presenting such Initial business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations to other entities that may take priority over their duties to us. Other than as set forth elsewhere in this report, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Initial business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, advisors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Promissory Notes

On January 20, 2022, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 20, 2023 or (2) the date on which the Company consummates its IPO of its securities. The Company has an outstanding loan balance of $316,827 on June 14, 2022 after the IPO and the outstanding balance was repaid on June 21, 2022. As of December 31, 2023, there was no loan balance outstanding.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, the founders may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial business combination, it would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be converted upon consummation of the Company’s Initial business combination into Warrants at a price of $1.00 per warrant. If the Company does not complete an initial business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. Such Private Warrant converted from loan would be identical to the Private Warrants sold in the Private Placement.

On December 5, 2023, the Company issued a promissory note (the “Working Capital Note”) to the Sponsor, under which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates and dissolves. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Warrants of the Company, that are identical to the Private Warrants issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the IPO Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the initial business combination. The number of Private Warrants to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $1.00.

As of December 31, 2023, the Company had no borrowings under the working capital loans.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, other than as set forth elsewhere in the Prospectus, no finder’s fees, reimbursements or cash payments will be made to our founders, existing advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial business combination:

●	Repayment to an aggregate of up to $500,000 in loans made to us by the Sponsor;

●	Repayment to an aggregate of up to $500,000 in working capital loans made to us by the Sponsor;

●	A monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services to sponsor. This arrangement will terminate upon the earlier of (a) completion of an initial business combination or (b) June 14, 2023;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $3,000,000 of such loans may be convertible into working capital warrants, at a price of $1.00 per warrant at the option of the lender. Such working capital warrants are identical to the Private Warrants sold in the Private Placement.

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

The following chart sets forth public accounting fees in connection with services rendered by Friedman and Marcum for the year ended on December 31, 2023.

2023
Audit Fees	$93,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-

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

Pre-Approval of Services

During a meeting for the audit committee on March 29, 2023, the audit committee pre-approved all of the foregoing services.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 9, 2022, among the Registrant, and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
1.2	Amendment to the Underwriting Agreement, dated February 23, 2024, by and between the Registrant and EF Hutton LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 23, 2024).
2.1	Business Combination Agreement, dated February 18, 2024, among the Registrant, Acri Capital Merger Sub I, Acri Capital Merger Sub II, and Foxx Development Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2024).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
3.2	First Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 18, 2022).
3.3	Amended and Restated Certificate of Incorporation, dated June 7, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
3.4	Amendment No. 1 to the Amended and Restated Certificate of Incorporation, dated February 9, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 10, 2023).
3.5	Amendment No. 2 to the Amended and Restated Certificate of Incorporation, dated July 12, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2023).
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
4.4	Warrant Agreement, dated June 9, 2022, between the Registrant and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
4.5	Description of Securities of the Registrant.
10.1	Promissory Note, dated January 20, 2022 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
10.2	Letter Agreement, dated June 9, 2022, among the Registrant and certain security holders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
10.3	Amendment to the Letter Agreement of June 9, 2022, entered between Acri Capital Acquisition Corporation, Acri Capital Sponsor LLC, and directors of Acri Capital Acquisition Corporation, dated November 18, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 18, 2022).
10.4	Amended & Restated Investment Management Trust Agreement, dated June 9, 2022, between the Registrant and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
10.5	Amendment to the June 9, 2022 Amended & Restated Investment Management Trust Agreement, dated July 12, 2023, between the Registrant and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 12, 2023).

10.6	Registration Rights Agreement, dated June 9, 2022, among the Registrant, certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
10.7	Securities Subscription Agreement between the Registrant and the sponsor dated February 4, 2022 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
10.8	Private Placement Warrants Purchase Agreement, dated June 9, 2022, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 18, 2022).
10.9	Form of Indemnity Agreements, dated June 9, 2022, between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
10.10	Administrative Services Agreement, dated June 9, 2022, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 14, 2022).
10.11	Form of Independent Director Offer Letter, dated March 8, 2022, among Acri Capital Sponsor LLC, and certain directors and officers of the Registrant (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
10.12	Working Capital Note, dated December 5, 2023, between the Sponsor and the Registrant.
10.13	Form of Extension Note, between the Sponsor and the Registrant.
10.14	Foxx Support Agreement, dated as of February 18, 2024, by and among the Registrant, and certain Foxx Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2024).
10.15	Sponsor Support Agreement, dated as of February 18, 2024, by and among the Registrant, Foxx, and the Sponsor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 20, 2024).
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy of the Registrant.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on March 11, 2022).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRI CAPITAL ACQUISITION CORPORATION

Dated: March 22, 2024	By:	/s/ “Joy” Yi Hua
	Name:	“Joy” Yi Hua
	Title:	Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ “Joy” Yi Hua	Chief Executive Officer	March 22, 2024
“Joy” Yi Hua	(Principal executive officer), Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer) and Chairwoman

James “Jim” C. Hardin, Jr.	Independent Director	March 22, 2024
James “Jim” C. Hardin Jr.

/s/ Edmund R. Miller	Independent Director	March 22, 2024
Edmund R. Miller

/s/ Andrew Pierce	Independent Director	March 22, 2024
Andrew Pierce