Form 10-Q
period 2024-03-31
Acri Capital Acquisition Corp
filed 2024-05-13
CIK 1914023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 13, 2024, 1,815,384 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,156,250 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$89,955	$54,289
Prepaid expenses	90,594	5,791
Total Current Assets	180,549	60,080

Investments held in Trust Account	37,373,688	36,672,846
Total Assets	$37,554,237	$36,732,926

Liabilities, Temporary Equity, and Stockholders’ Deficit
Accrued expenses	$61,703	$122,007
Franchise tax payable	16,141	37,905
Income tax payable	556,786	402,142
Excise tax payable	556,620	556,620
Promissory notes - related party	2,077,568	1,431,747
Total Current Liabilities	3,268,818	2,550,421

Deferred tax liability	34,202	33,937
Deferred underwriter’s discount	2,156,250	2,587,500
Total Liabilities	5,459,270	5,171,858

Commitments and Contingencies

Common stock subject to possible redemption, 3,255,050 shares at redemption value of $11.30 and $11.12 per share as of March 31, 2024 and December 31, 2023	36,787,026	36,198,862

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding (excluding 3,255,050 shares subject to possible redemption as of March 31, 2024 and December 31, 2023)	-	-
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding as of March 31, 2024 and December 31, 2023	216	216
Additional paid-in capital	-	-
Accumulated deficit	(4,692,275)	(4,638,010)
Total Stockholders’ Deficit	(4,692,059)	(4,637,794)

Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$37,554,237	$36,732,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED COSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months
	ended	ended
	March 31, 2024	March 31, 2023
Formation and operating costs	$260,515	$188,062
Franchise tax expenses	16,141	8,300
Loss from Operations	(276,656)	(196,362)

Other income
Interest earned on investment held in Trust Account	475,842	706,680

Income before income taxes	199,186	510,318

Income taxes provision	96,537	146,660

Net income	$102,649	$363,658

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,255,050	6,498,150
Basic and diluted net income per share, common stock subject to possible redemption	$0.09	$0.07
Basic and diluted weighted average shares outstanding, common stock attributable to Acri Capital Acquisition Corporation	2,156,250	2,156,250
Basic and diluted net loss per share, common stock attributable to Acri Capital Acquisition Corporation	$(0.09)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	-	$-	-	$-	2,156,250	$216	$-	$(4,638,010)	$(4,637,794)
Reduction of deferred underwriter’s discount	-	-	-	-	-	-	-	431,250	431,250
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(588,164)	(588,164)
Net income	-	-	-	-	-	-	-	102,649	102,649
Balance as of March 31, 2024	-	$-	-	$-	2,156,250	$216	$-	$(4,692,275)	$(4,692,059)

	Preferred Stock		Common Stock				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,957,217)	$(1,957,001)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(787,750)	(787,750)
Excise tax accrual	-	-	-	-	-	-	-	(514,569)	(514,569)
Net income	-	-	-	-	-	-	-	363,658	363,658
Balance as of March 31, 2023	-	$-	-	$-	2,156,250	$216	$-	$(2,895,878)	$(2,895,662)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months	For the three months
	ended	ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net Income	$102,649	$363,658
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(475,842)	(706,680)
Deferred taxes	265	(29,858)
Changes in operating assets and liabilities:
Prepaid expenses	(84,803)	70,773
Accrued expenses	(60,304)	(56,662)
Franchise tax payable	(21,764)	(56,361)
Income taxes payable	154,644	(53,097)
Net Cash Used in Operating Activities	(385,155)	(468,227)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(225,000)	-
Sale of investment held in trust account	-	51,515,136
Net Cash (Used in) Provided by Investing Activities	(225,000)	51,515,136

Cash Flows from Financing Activities:
Proceeds from promissory notes to related party	645,821	227,731
Redemption of Class A Common Stock	-	(51,456,891)
Net Cash Provided by (Used in) Financing Activities	645,821	(51,229,160)

Net Change in Cash	35,666	(182,251)

Cash, beginning of the period	54,289	547,478
Cash, end of the period	$89,955	$365,227

Non-cash Financing Activities:
Reduction of deferred underwriter’s discount	$431,250	$-
Accretion of carrying value to redemption value	$588,164	$787,750
Excise tax accrual on redemption of Class A common stock	$-	$514,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Note 1 — Organization and Business Operation

Acri Capital Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 7, 2022. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has entered into agreement with Merger target. The Company has selected December 31 as its fiscal year end.

On November 13, 2023, the Company incorporated Acri Capital Merger Sub I Inc, (“Purchaser” or “Pubco”), and Acri Capital Merger Sub II Inc, (“Merger Sub”), each a Delaware corporation and wholly owned subsidiary of the Company. As of March 31, 2024, there has been no activity in Merger Sub I and Merger Sub II.

As of March 31, 2024 and December 31, 2023, the Company had not commenced any operations. For the three months ended March 31, 2024 and 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the Special Meeting, the Sponsor deposited four monthly payments into the Trust Account to extend the Business Combination deadline to July 14, 2023 of $227,730.87 for a total of $910,923.48. In connection with each of the Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 (the “Note”) to its Sponsor. The Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477) (the “Prospectus”), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial Business Combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

On July 11 2023, the Company held another special meeting of stockholders (the “Special Meeting II”), at which the stockholders of the Company approved, among others, the proposal to amend the Charter to allow the Company until July 14, 2023 to consummate an initial Business Combination, and, without another stockholder vote, to elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 into the Trust Account. Upon the stockholders’ approval, on July 12, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Second Amended Charter”). In connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled.

In connection with the Special Meeting II, the stockholders also approved the proposal to amend the Charter to remove the restriction of Company to undertake an initial Business Combination with any entity with its principal business operations or is headquartered in China (including Hong Kong and Macau).

Pursuant to the Second Amended Charter, the Company may extend the Business Combination deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account. As of March 31, 2024, the Sponsor deposited nine monthly payments into the Trust Account to extend the Business Combination deadline to April 14, 2024 of $75,000 for a total of $675,000.

On February 18, 2024, the Company entered into a business combination agreement (as amended from time to time, the “BCA”), by and among the Company, Purchaser, Merger Sub and Foxx Development Inc., a Texas corporation (“Foxx”), where, pursuant to the agreement: (a) the Company will merge with and into PubCo, with PubCo as the surviving entity (the “Reincorporation Merger”); (b) Foxx will merge with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

Total outstanding notes related to extension amounted to $1,585,923 as of March 31, 2024.

The shares of Class A common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company may elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 into the Trust Account each time (the “Combination Period”).

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

Liquidity and Going Concern

As of March 31, 2024, the Company had cash of $89,955 and a working capital deficit of $2,515,342 (excluding income taxes payable which are to be paid from Trust). The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans (see Note 6).

In addition, under the Company’s Second Amended Charter provides that the Company will need to complete initial Business Combination by July 14, 2023, which may be extended up to nine (9) times by an additional one month each time until April 14, 2024. On April 9, 2024, the Company held a special meeting of stockholders, at which the stockholders of the Company approved, among others, the proposal to amend the Amended and Restated Investment Management Trust Agreement, dated June 9, 2022, as amended on July 12, 2023, by and between the Company and Wilmington Trust, National Association, acting as trustee, to extend the liquidation date from July 14, 2023 to April 14, 2024, or, if further extended by up to nine (9) one-month extensions, up to January 14, 2025. As of the date of the report, the Company has extended to June 14, 2024 by depositing two extension payments. If the Company is unable to complete a Business Combination within the Combination Period, the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period, If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $89,955 and $54,289 cash in bank as of March 31, 2024 and December 31, 2023, respectively.

Investments held in Trust Account

At March 31, 2024 and December 31, 2023, we had $37,373,688 and $36,672,846 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024, common stock subject to possible redemption are presented at redemption value of $11.30 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2024 and December 31, 2023, the Company has not considered the effect of the Warrants sold in the IPO and private placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Net income	$102,649	$363,658
Accretion of carrying value to redemption value	(588,164)	(787,750)
Net loss including accretion of carrying value to redemption value	$(485,515)	$(424,092)

	For the Three Months Ended		For Three Months Ended
	March 31, 2024		March 31, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(292,051)	$(193,464)	$(318,429)	$(105,663)
Accretion of carrying value to redemption value	588,164	—	787,750	—
Allocation of net income (loss)	$296,113	$(193,464)	$469,321	$(105,663)
Denominators:
Weighted-average shares outstanding	3,255,050	2,156,250	6,498,150	2,156,250
Basic and diluted net income (loss) per share	$0.09	$(0.09)	$0.07	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2024, approximately $37.2 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefit and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Excise Tax

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

As a result of the 5,369,950 shares of Class A common stock redeemed in February, 2023 and July, 2023, the Company accrued the 1% excise tax in the amount of $556,620 as a reduction of equity as the Company is uncertain about the structure of its initial Business Combination and whether additional shares will be issued within the same taxable year.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company evaluated the potential impact of adopting this new guidance on its unaudited consolidated financial statements and related disclosures and believe that the adoption of this ASU did not have a material effect on the Company’s financial statements.

Note 3 — Investments Held in Trust Account

As of March 31, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $37,373,688 and $36,672,846 in money market funds which are invested in U.S. Treasury Securities. Interest income for the three months ended March 31, 2024 and 2023 amounted to $475,842 and $706,680 , respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$37,373,688

Description	Level	December 31, 2023
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$36,672,846

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

As of March 31, 2024 and December 31, 2023, the common stock reflected on the balance sheet are reconciled in the following table.

	As of March 31,	As of December 31,
	2024	2023
Gross proceeds	$86,250,000	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,349,813)	(1,349,813)
Offering costs of Public Shares	(4,838,883)	(4,838,883)
Redemption	(55,662,019)	(55,662,019)
Plus:
Accretion of carrying value to redemption value	12,387,741	11,799,577
Common stock subject to possible redemption	$36,787,026	$36,198,862

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

Note 6 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of March 31, 2024 and December 31, 2023, there were 2,156,250 Founder Shares issued and outstanding.

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

In connection with the Monthly Extension Payment discussed in Note 1, the Company issued four unsecured promissory notes of $227,730.87 and nine unsecured promissory notes of $75,000 to its Sponsor. The notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into Warrants, as described in the Prospectus, by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial Business Combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00. Total extension notes amounted to $1,585,923 and $1,360,924 as of March 31, 2024 and December 31, 2023, respectively.

On December 5, 2023, the Sponsor has agreed to loan the Company up to $500,000 to be used as working capital of the Company. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates a Business Combination or merger with a qualified target company or (2) the date of liquidation of the Company and have the same conversion features as the extension notes mentioned above. The Company has an outstanding loan balance of $491,645 and $70,823 as of March 31, 2024 and December 31, 2023, respectively.

Balance of Promissory Notes – related party amounted to $2,077,568 and $1,431,747 on March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the Prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. Administrative service fee expenses for the three months ended March 31, 2024 and 2023 amounted to nil and $30,000, respectively. Accrued services fees amounted to $3,000 and $3,000 as of March 31, 2024 and December 31, 2023, respectively.

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

On February 23, 2024, the Company” entered into certain Amendment (the “UA Amendment”) to the Underwriting Agreement, dated June 9, 2022 with the underwriters. Pursuant to the terms of the UA Amendment, the underwriters and the Company have agreed to amend the Underwriting Agreement to replace the existing deferred underwriting fee under the Underwriting Agreement from $2,587,500 payable in cash at the closing of a Business Combination, to (x) $1,725,000 payable in cash and (y) 43,125 shares of common stock of PubCo. to be issued, at the closing of the Business Combination. Deferred underwriting fee was reduced by $431,250. As of March 31, 2024 and December 31, 2023, deferred underwriting fee was $2,156,250 and $2,587,500, respectively.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no shares of Class A common stock issued or outstanding, excluding 3,255,050 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The Class B common stock will automatically convert into shares of the Class A common stock at the time of the Business Combination, or at any time prior thereto at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right.

Warrants — On June 14, 2022, the Company issued 4,312,500 Public Warrants in connection with the IPO. Substantially concurrently with the closing of the IPO, the Company completed the private sale of 5,240,000 Private Warrants to the Company’s Sponsor.

Each whole Warrant entitles the registered holder to purchase one whole share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO or the date of the completion of the Business Combination. Pursuant to the warrant agreement (the “warrant agreement”) signed on June 9, 2022 between the Company and VStock Transfer, LLC, the warrant agent of the Company, a warrant holder may exercise its Warrants only for a whole number of shares of Class A common stock. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the Business Combination, it will use its reasonable best efforts to file, and within 60 business days following the Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its reasonable best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event it so elect, it will not be required to file or maintain in effect a registration statement, but it will be required to use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price (the “Newly Issued Price”) of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s founders or their affiliates, without taking into account any founders’ shares held by the Company’s founders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the volume weighted average reported trading price of Class A Common Stock for the twenty (20) trading days starting on the trading day prior to the date of the consummation of the Business Combination (the “Fair Market Value”)  is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Fair Market Value and the Newly Issued Price, and the $16.50  per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Fair Market Value and the Newly Issued Price.

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

As of March 31, 2024 and December 31, 2023, 9,552,500 Warrants were outstanding.

Note 9 — Income Taxes

As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three months ended March 31, 2024 and 2023 were 48.5% and 28.7%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0 % primarily due to the valuation allowance on the deferred tax assets.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than events below.

On April 9, 2024, the Company held a special meeting of stockholders (the “Special Meeting III”). At the Special Meeting III, the stockholders of the Company approved, among others, the proposal to amend Company’s amended and restated certificate of incorporation to allow the Company until April 14, 2024 to consummate an initial business combination, and, without another stockholder vote, to elect to extend the date by which the Company must consummate a business combination on a monthly basis for up to nine (9) times, up to January 14, 2025, by depositing the lesser of (i) $50,000 and (ii) $0.033 for each public share to the Trust Account. Upon the stockholders’ approval, on April 10, 2024, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Third Amended Charter”). In connection with the votes to approve the New Extension Amendment Proposal, 1,439,666 shares of Class A common stock of the Company were rendered for redemption.

Following the Special Meeting III, and as of date of this report, pursuant to the Third Amended Charter, the Sponsor deposited two monthly extension payment of $50,000 (each, a “New Monthly Extension Payment”) into the Trust Account to extend the Combination Deadline to June 14, 2024. The two New Monthly Extension Payment were evidenced by two promissory notes issued by the Company to the Sponsor, each in the principal amount of $50,000.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (File Number 333-263477) (the “Prospectus”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Prospectus. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination with Foxx

On February 18, 2024, we entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”), by and among us, Acri Capital Merger Sub I Inc., a Delaware corporation and our wholly-owned subsidiary (“Purchaser”, or “PubCo” upon and following the Business Combination), Acri Capital Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”, together with us and the Purchaser, the “Purchaser Parties”), and Foxx Development Inc., a Texas corporation (“Foxx”), pursuant to which (i) Parent will merger with and into Purchaser (the “Reincorporation Merger”), and (ii) Foxx will merge with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and other transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Foxx Business Combination”. Following consummation of the Foxx Business Combination (the “Closing”), Purchaser will become a publicly traded company.

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

Pursuant to the First Amended Charter, the Company may extend the deadline to complete a Business Combination (the “Combination Deadline”) up to nine times on monthly basis from March 14, 2023 to December 14, 2023, by depositing $227,730.87 each month into the Trust Account, representing $0.0625 per public share. Following the Special Meeting I, the Sponsor deposited four monthly payments into the Trust Account to extend the Combination Deadline to July 14, 2023. The four monthly payments were evidenced by four promissory notes issued by the Company to the Sponsor, each in the principal amount of $227,730.87.

Special Meeting II, Related Redemption, Extensions, and Extension Notes

On July 11, 2023, the Company held another special meeting of stockholders (the “Special Meeting II”), at which the stockholders of the Company approved, among others, the proposal to amend the First Amended Charter to allow the Company until July 14, 2023 to consummate the Business Combination, and, without another stockholder vote, to elect to extend Combination Deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 into the Trust Account. Upon the stockholders’ approval, on July 12, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Second Amended Charter”). In connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the Second Amended Charter, the Company may extend the Combination Deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account. Following the Special Meeting II, the Sponsor deposited nine monthly payments into the Trust Account to extend the Combination Deadline to April 14, 2024. The nine monthly payments were evidenced by nine promissory notes issued by the Company to the Sponsor, each in the principal amount of $75,000.

Special Meeting III, Related Redemption, Extensions, and Extension Notes

On April 9, 2024, the Company held a special meeting of stockholders (the “Special Meeting III”), at which the stockholders of the Company approved, among other things, the proposal to amend the Second Amended Charter to allow the Company until April 14, 2024 to consummate the Business Combination, and, without another stockholder vote, to elect to extend the Combination Deadline on a monthly basis for up to nine (9) times, up to January 14, 2025, by depositing the lesser of (i) $50,000 and (ii) $0.033 for each public share into the Trust Account. Upon the stockholders’ approval, on April 10, 2024, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Third Amended Charter”). In connection with the Special Meeting III, 1,439,666 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the Third Amended Charter, the Company may extend the Combination Deadline on a monthly basis from April 14, 2024 for up to nine times, up to January 14, 2025, by depositing $50,000 each month into the Trust Account. Following the Special Meeting III, the Sponsor deposited two monthly payments into the Trust Account to extend the Combination Deadline to June 14, 2024. The two monthly payments were evidenced by two promissory notes issued by the Company to the Sponsor, each in the principal amount of $50,000.

Target Amendment

At the Special Meeting II, the stockholders also approved the proposal to amend the Charter to remove the restriction of Company to undertake the Business Combination with any entity with its principal business operations or is headquartered in China (including Hong Kong and Macau) (the “Target Amendment”). As result of the Target Amendment, the Company may decide to consummate the Business Combination with an entity with its principal business operations or is headquartered in China (including Hong Kong and Macau), so the combined company may face various legal and operational risks and uncertainties after the Business Combination.

Working Capital Note

The Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to us upon completion of the Business Combination. We may issue such working capital notes to the Sponsor, officers, directors, of their affiliates, evidencing the terms of such loans.

On December 5, 2023, the Company issued a promissory note (the “Working Capital Note”)  to the Sponsor, under which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates the Business Combination or (2) the date on which the Company liquidates and dissolves. The Sponsor, as the payee, has the right, but not the obligation, to convert the note, in whole or in part, into Private Warrants of the Company, that are identical to the Private Warrants issued by the Company in the Private Placement consummated simultaneously with the Company’s IPO, subject to certain exceptions, as described in the Prospectus, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Private Warrants to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the Sponsor by (y) $1.00. As of date of this report, $491,645 working capital has been drawn by the Company and no balance has been repaid.

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

Pursuant to the terms of the UA Amendment, EF Hutton and the Company have agreed to amend the Underwriting Agreement to replace the existing deferred underwriting fee under the Underwriting Agreement from $2,587,500 payable in cash at the closing of a Business Combination, to (x) $1,725,000 payable in cash and (y) 43,125 shares of common stock of PubCo to be issued, at the closing of the Acquisition Merger.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and the search for a target candidate following the consummation of the IPO. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare for the IPO and search for a target candidate. We do not expect to generate any operating revenues until after the completion of the Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, the Business Combination.

For the three months ended March 31, 2024 and 2023, we had net income of $102,649 and $363,658, respectively, mainly from income on our investment less our formation and operating costs and tax expenses.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2024 had been satisfied through initial payment from the Sponsor of $25,000, proceeds from the Private Placement of $5,240,000, and loan from sponsor of $2,077,568.

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

As of March 31, 2024, the Company had cash of $89,955 and a working capital deficit of $2,515,342 (excluding taxes payable which will be paid out from Trust).

On February 8, 2023, in connection with the Special Meeting I, 4,981,306 shares of Class A common stock of the Company were rendered for redemption at $10.33 per share. On July 11 2023, in connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled at $10.82 per share, resulting in approximately $37.4 million remaining in the Trust Account as of March 31,2024.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete the Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the Business Combination, it would repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into warrant, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to obtain additional financing either to complete the Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Pursuant to the Third Amended Charter, the Company may extend the Combination Deadline on a monthly basis from April 14, 2024 for up to nine times, up to January 14, 2025, by depositing $50,000 each month into the Trust Account. As of the date of this report, between July 12, 2023 and March 12, 2024, an aggregate of $675,000 of extension payments, or nine monthly extension payments of $75,000, were deposited into the Trust Account, which enabled the Company to extend the period of time it has to consummate the Business Combination on a monthly basis from July 14, 2023 to April 14, 2024. Following the Special Meeting III, the Sponsor deposited two monthly payments into the Trust Account to extend the Combination Deadline to June 14, 2024. The two monthly payments were evidenced by two promissory notes issued by the Company to the Sponsor, each in the principal amount of $50,000.

In connection with each monthly extension payments, the Company issued unsecured promissory notes (each an “Extension Note”) to the Sponsor.

Each of the Extension Notes is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Extension Notes has the right, but not the obligation, to convert each Extension Note, in whole or in part, respectively, into Private Warrants of the Company, as described in the Prospectus, by providing the Company with written notice of its intention to convert the Extension Notes at least two business days prior to the closing of the Business Combination. The number of Private Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

If we are unable to complete the Business Combination by the Combination Deadline, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the Combination Deadline, and if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations.

As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31,2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2024 and December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The holders of the Founder Shares, the Private Warrants, and any warrants that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Investments held in Trust Account

At March 31, 2024 and December 31, 2023, $37,373,688 and $36,672,846 of the assets held in the Trust Account, respectively, were held in money market funds, which are invested in short term U.S. Treasury securities.

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

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024, common stock subject to possible redemption are presented at redemption value of $11.30 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We evaluated the potential impact of adopting this new guidance on our unaudited consolidated financial statements and related disclosures and believe that the adoption of this ASU did not have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (who also serves as our chief financial officer) (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to presence of material weaknesses in internal control over financial reporting.

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

The information of the Extension Notes and the Working Capital Note contained under Item 2 of Part I above is incorporated herein by reference in response to this item.

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

Acri Capital Acquisition Corporation

Date: May 13, 2024	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)