Form 10-Q
period 2024-06-30
Acri Capital Acquisition Corp
filed 2024-08-14
CIK 1914023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As at the date hereof August 12, 2024, 1,815,384 shares of Class A common stock of the registrant, par value $0.0001 per share, and 2,156,250 shares of Class B common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$4,665	$54,289
Prepaid expenses	58,999	5,791
Total Current Assets	63,664	60,080

Investments held in Trust Account	21,214,423	36,672,846
Total Assets	$21,278,087	$36,732,926

Liabilities, Temporary Equity, and Stockholders’ Deficit
Accrued expenses	$188,380	$122,007
Franchise tax payable	-	37,905
Income tax payable	186,874	402,142
Excise tax payable	718,438	556,620
Promissory notes - related party	2,503,327	1,431,747
Total Current Liabilities	3,597,019	2,550,421

Deferred tax liability	18,812	33,937
Deferred underwriter’s discount	2,156,250	2,587,500
Total Liabilities	5,772,081	5,171,858

Commitments and Contingencies

Common stock subject to possible redemption, 1,815,384 shares and 3,255,050 shares at redemption value of $11.58 and $11.12 per share as of June 30, 2024 and December 31, 2023	21,013,387	36,198,862

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding (excluding 1,815,384 shares and 3,255,050 shares subject to possible redemption as of June 30, 2024 and December 31, 2023)	-	-
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding as of June 30, 2024 and December 31, 2023	216	216
Additional paid-in capital	-	-
Accumulated deficit	(5,507,597)	(4,638,010)
Total Stockholders’ Deficit	(5,507,381)	(4,637,794)

Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$21,278,087	$36,732,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED COSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended	ended	ended	ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Formation and operating costs	$518,628	$258,152	$779,143	$446,214
Franchise tax expenses	8,979	14,522	25,120	22,822
Loss from Operations	(527,607)	(272,674)	(804,263)	(469,036)

Other income
Interest earned on investment held in Trust Account	354,967	456,417	830,809	1,163,097

Income (loss) before income taxes	(172,640)	183,743	26,546	694,061

Income taxes provision	72,657	92,798	169,194	239,458

Net income (loss)	$(245,297)	$90,945	$(142,648)	$454,603

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,423,243	3,643,694	2,843,717	5,055,064
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.12	$0.12	$0.17
Basic and diluted weighted average shares outstanding, common stock attributable to Acri Capital Acquisition Corporation	2,156,250	2,156,250	2,156,250	2,156,250
Basic and diluted net loss per share, common stock attributable to Acri Capital Acquisition Corporation	$(0.14)	$(0.16)	$(0.23)	$(0.19)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	-	$-	-	$-	2,156,250	$216	$-	$(4,638,010)	$(4,637,794)
Reduction of deferred underwriter’s discount	-	-	-	-	-	-	-	431,250	431,250
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(588,164)	(588,164)
Net income	-	-	-	-	-	-	-	102,649	102,649
Balance as of March 31, 2024	-	$-	-	$-	2,156,250	$216	$-	$(4,692,275)	$(4,692,059)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(408,207)	(408,207)
Excise tax accrual	-	-	-	-	-	-	-	(161,818)	(161,818)
Net loss	-	-	-	-	-	-	-	(245,297)	(245,297)
Balance as of June 30, 2024	-	$-	-	$-	2,156,250	$216	$-	$(5,507,597)	$(5,507,381)

	Preferred Stock		Common Stock				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,957,217)	$(1,957,001)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(787,750)	(787,750)
Excise tax accrual	-	-	-	-	-	-	-	(514,569)	(514,569)
Net income	-	-	-	-	-	-	-	363,658	363,658
Balance as of March 31, 2023	-	$-	-	$-	2,156,250	$216	$-	$(2,895,878)	$(2,895,662)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(1,046,811)	(1,046,811)
Net income	-	-	-	-	-	-	-	90,945	90,945
Balance as of June 30, 2023	-	$-	-	$-	2,156,250	$216	$-	$(3,851,744)	$(3,851,528)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months	For the six months
	ended	ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net Income (loss)	$(142,648)	$454,603
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(830,809)	(1,163,097)
Deferred taxes	(15,125)	(26,966)
Changes in operating assets and liabilities:
Prepaid expenses	(53,208)	146,492
Accrued expenses	66,373	(23,792)
Franchise tax payable	(37,905)	(56,361)
Income taxes payable	(215,268)	36,809
Net Cash Used in Operating Activities	(1,228,590)	(632,312)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(375,000)	-
Sale of investment held in trust account	16,664,232	50,831,944
Net Cash Provided by Investing Activities	16,289,232	50,831,944

Cash Flows from Financing Activities:
Proceeds from promissory notes to related party	1,071,580	910,924
Redemption of Class A Common Stock	(16,181,846)	(51,456,891)
Net Cash Used in Financing Activities	(15,110,266)	(50,545,967)

Net Change in Cash	(49,624)	(346,335)

Cash, beginning of the period	54,289	547,478
Cash, end of the period	$4,665	$201,143

Non-cash Financing Activities:
Reduction of deferred underwriter’s discount	$431,250	$-
Accretion of carrying value to redemption value	$996,371	$1,834,561
Excise tax accrual on redemption of Class A common stock	$161,818	$514,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On November 13, 2023, the Company incorporated Acri Capital Merger Sub I Inc, (“Purchaser” or “Pubco”), and Acri Capital Merger Sub II Inc, (“Merger Sub”), each a Delaware corporation and wholly owned subsidiary of the Company. As of June 30, 2024, there has been no activity in Merger Sub I and Merger Sub II.

As of June 30, 2024 and December 31, 2023, the Company had not commenced any operations. For the six months ended June 30, 2024 and 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Pursuant to the Second Amended Charter, the Company may extend the Business Combination deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account to extend the Business Combination deadline to April 14, 2024.

On April 9, 2024, the Company held a special meeting of stockholders (the “Special Meeting III”), at which the stockholders of the Company approved, among other things, the proposal to amend the then-effective Company Charter to allow the Company until April 14, 2024 to consummate the Business Combination, and, without another stockholder vote, to elect to extend the deadline to complete a Business Combination (the “Combination Deadline”) on a monthly basis for up to nine (9) times, up to January 14, 2025, by depositing the lesser of (i) $50,000 and (ii) $0.033 for each public share into the Trust Account. Upon the stockholders’ approval, on April 10, 2024, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Third Amended Charter”). In connection with the Special Meeting III, 1,439,666 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the Third Amended Charter, the Company may extend the Combination Deadline on a monthly basis from April 14, 2024 for up to nine times, up to January 14, 2025, by depositing $50,000 each month into the Trust Account. Following the Special Meeting III, the Sponsor deposited four monthly payments, and Foxx (as defined below) deposited one monthly payment, into the Trust Account to extend the Combination Deadline to September 14, 2024. The five monthly payments were evidenced by four promissory notes issued by the Company to the Sponsor and one promissory note issued by the Company to Foxx, each in the principal amount of $50,000. As of June 30, the Sponsor deposited three monthly payments into the Trust Account to extend the Business Combination deadline to July 14, 2024 of $50,000 for a total of $150,000.

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

On May 31, 2024, ACAC, PubCo, Merger Sub, and Foxx entered into an amendment to the Business Combination Agreement (the “BCA Amendment”). Pursuant to the BCA Amendment, ACAC, PubCo, Merger Sub, and Foxx agreed to revise the lock-up provision, which shall now provide that, each Pre-Closing Company Stockholder (as defined in the Business Combination Agreement) who holds more than 5% of issued and outstanding shares of common stock of Foxx (“Foxx Common Stock”) immediately prior to closing of the Business Combination (the “Closing”) except the Pre-Closing Company Stockholders who hold Foxx Common Stock issuable upon the conversion of certain convertible notes of Foxx, the Sponsor, and affiliates of the foregoing, will, subject to certain customary exceptions, agree not to sell any share of common stock of the PubCo (“PubCo Common Stock”) held by them until the earlier to occur of: (A) six months after the Closing, or (B) the date on which the last reported sale price of the PubCo Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Closing, or earlier, in any case, if subsequent to the Closing, the PubCo completes a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of ACAC’s stockholders having the right to exchange their shares for cash, securities or other property.

Total outstanding notes related to extension amounted to $1,735,923 as of June 30, 2024.

The shares of Class A common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company may elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to January 14, 2025, by depositing $50,000 into the Trust Account each time (the “Combination Period”).

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

There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period. The Sponsor, directors and officers of the Company (the “founders”) have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (as defined in Note 6) and any Public Shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

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

Liquidity and Going Concern

As of June 30, 2024, the Company had cash of $4,665 and a working capital deficit of $3,346,481 (excluding income taxes payable which are to be paid from Trust). The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans (see Note 6).

In addition, under the Company’s Second Amended Charter provides that the Company will need to complete initial Business Combination by July 14, 2023, which may be extended up to nine (9) times by an additional one month each time until April 14, 2024. On April 9, 2024, the Company held a special meeting of stockholders, at which the stockholders of the Company approved, among others, the proposal to amend the Amended and Restated Investment Management Trust Agreement, dated June 9, 2022, as amended on July 12, 2023 and April 10, 2024, by and between the Company and Wilmington Trust, National Association, acting as trustee, to extend the liquidation date from July 14, 2023 to April 14, 2024, and further extended by up to nine (9) one-month extensions, up to January 14, 2025. As of the date of the report, the Company has extended to September 14, 2024 by depositing five extension payments. If the Company is unable to complete a Business Combination within the Combination Period, the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period. If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,665 and $54,289 cash in bank as of June 30, 2024 and December 31, 2023, respectively.

Investments held in Trust Account

At June 30, 2024 and December 31, 2023, we had $21,214,423 and $36,672,846 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024, common stock subject to possible redemption are presented at redemption value of $11.58 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2024 and December 31, 2023, the Company has not considered the effect of the Warrants sold in the IPO and private placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2024	2023
Net income (loss)	$(245,297)	$90,945
Accretion of carrying value to redemption value	(408,207)	(1,046,811)
Net loss including accretion of carrying value to redemption value	$(653,504)	$(955,866)

	For the Three Months Ended		For Three Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(345,802)	$(307,702)	$(600,503)	$(355,363)
Accretion of carrying value to redemption value	408,207	—	1,046,811	—
Allocation of net income (loss)	$62,405	$(307,702)	$446,308	$(355,363)
Denominators:
Weighted-average shares outstanding	2,423,243	2,156,250	3,643,694	2,156,250
Basic and diluted net income (loss) per share	$0.03	$(0.14)	$0.12	$(0.16)

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2024	2023
Net income (loss)	$(142,648)	$454,603
Accretion of carrying value to redemption value	(996,371)	(1,834,561)
Net loss including accretion of carrying value to redemption value	$(1,139,019)	$(1,379,958)

	For the Six Months Ended		For Six Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(647,814)	$(491,205)	$(967,338)	$(412,620)
Accretion of carrying value to redemption value	996,371	—	1,834,561	—
Allocation of net income (loss)	$348,557	$(491,205)	$867,223	$(412,620)
Denominators:
Weighted-average shares outstanding	2,843,717	2,156,250	5,055,064	2,156,250
Basic and diluted net income (loss) per share	$0.12	$(0.23)	$0.17	$(0.19)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2024, approximately $21.0 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefit and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

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

As a result of the 5,369,950 shares of Class A common stock redeemed in February 2023 and July 2023, the Company accrued the 1% excise tax in the amount of $556,620 as a reduction of equity. There have been no additional shares issued in 2023 to offset the liability. The Company also accrued 1% excise tax on May 2024 redemption in the amount of $161,818 for 1,439,666 shares of Class A common stock redeemed which may use to offset any additional shares issued during its initial Business Combination within the same 2024 taxable year.

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full. It will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

Note 3 — Investments Held in Trust Account

As of June 30, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $21,214,423 and $36,672,846 in money market funds which are invested in U.S. Treasury Securities. Interest income for the three months ended June 30, 2024 and 2023 amounted to $354,967 and $456,417, respectively. Interest income for the six months ended June 30, 2024 and 2023 amounted to $830,809 and $1,163,097, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$21,214,423

Description	Level	December 31, 2023
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$36,672,846

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

As of June 30, 2024 and December 31, 2023, the common stock reflected on the balance sheet are reconciled in the following table.

	As of June 30,	As of December 31,
	2024	2023
Gross proceeds	$86,250,000	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,349,813)	(1,349,813)
Offering costs of Public Shares	(4,838,883)	(4,838,883)
Redemption	(71,843,865)	(55,662,019)
Plus:
Accretion of carrying value to redemption value	12,795,948	11,799,577
Common stock subject to possible redemption	$21,013,387	$36,198,862

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

Note 6 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of June 30, 2024 and December 31, 2023, there were 2,156,250 Founder Shares issued and outstanding.

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

In connection with the Monthly Extension Payment discussed in Note 1, the Company issued four unsecured promissory notes of $227,730.87, nine unsecured promissory notes of $75,000, and three unsecured promissory notes of $50,000 to its Sponsor. The notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into Warrants, as described in the Prospectus, by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial Business Combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00. Total extension notes amounted to $1,735,923 and $1,360,924 as of June 30, 2024 and December 31, 2023, respectively.

On December 5, 2023, the Sponsor has agreed to loan the Company up to $500,000 to be used as working capital of the Company. On June 11, 2024, the Sponsor has agreed to loan the Company up to $500,000 to be used as working capital of the Company. These loans are non-interest bearing, unsecured and are due at the earlier of (1) the date on which the Company consummates a Business Combination or merger with a qualified target company or (2) the date of liquidation of the Company and have the same conversion features as the extension notes mentioned above. The Company has an outstanding loan balance of $767,404 and $70,823 as of June 30, 2024 and December 31, 2023, respectively.

Balance of Promissory Notes – related party amounted to $2,503,327 and $1,431,747 on June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the Prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. Administrative service fee expenses for the three months ended June 30, 2024 and 2023 amounted to nil and $23,000, respectively. Administrative service fee expenses for the six months ended June 30, 2024 and 2023 amounted to nil and $53,000, respectively. Accrued services fees amounted to nil and $3,000 as of June 30, 2024 and December 31, 2023, respectively.

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

On February 23, 2024, the Company” entered into certain Amendment (the “UA Amendment”) to the Underwriting Agreement, dated June 9, 2022 with the underwriters. Pursuant to the terms of the UA Amendment, the underwriters and the Company have agreed to amend the Underwriting Agreement to replace the existing deferred underwriting fee under the Underwriting Agreement from $2,587,500 payable in cash at the closing of a Business Combination, to (x) $1,725,000 payable in cash and (y) 43,125 shares of common stock of PubCo. to be issued, at the closing of the Business Combination. Deferred underwriting fee was reduced by $431,250. As of June 30, 2024 and December 31, 2023, deferred underwriting fee was $2,156,250 and $2,587,500, respectively.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no shares of Class A common stock issued or outstanding, excluding 1,815,384 and 3,255,050 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

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

As of June 30, 2024 and December 31, 2023, 9,552,500 Warrants were outstanding.

Note 9 — Income Taxes

As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three months ended June 30, 2024 and 2023 were (42.1)% and 50.5%, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 were 637.4% and 34.5%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0 % primarily due to the valuation allowance on the deferred tax assets and nondeductible transaction costs.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than events below.

On July 11, 2024, an aggregate of $50,000 (the “July Monthly Extension Payment”) was deposited into the trust account of the Company for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from July 14, 2024 to August 14, 2024. The Extension is the fourth of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the July Monthly Extension Payment, the Company issued an unsecured promissory note of $50,000 to its Sponsor.

On August 12, 2024, an aggregate of $50,000 (the “August Monthly Extension Payment”) was deposited into the trust account of the Company for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from August 14, 2024 to September 14, 2024. The Extension is the fifth of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the August Monthly Extension Payment, the Company issued an unsecured promissory note of $50,000 to Foxx (the “Foxx Note”). The Foxx Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The Foxx Note is not convertible into any securities of the Company.

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

On May 31, 2024, ACAC, PubCo, Merger Sub, and Foxx entered into an amendment to the Business Combination Agreement (the “BCA Amendment”). Pursuant to the BCA Amendment, ACAC, PubCo, Merger Sub, and Foxx agreed to revise the lock-up provision, which shall now provide that, each Pre-Closing Company Stockholder (as defined in the Business Combination Agreement) who holds more than 5% of issued and outstanding shares of common stock of Foxx (“Foxx Common Stock”) immediately prior to closing of the Business Combination (the “Closing”) except the Pre-Closing Company Stockholders who hold Foxx Common Stock issuable upon the conversion of certain convertible notes of Foxx, the Sponsor, and affiliates of the foregoing, will, subject to certain customary exceptions, agree not to sell any share of common stock of the PubCo (“PubCo Common Stock”) held by them until the earlier to occur of: (A) six months after the Closing, or (B) the date on which the last reported sale price of the PubCo Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Closing, or earlier, in any case, if subsequent to the Closing, the PubCo completes a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of ACAC’s stockholders having the right to exchange their shares for cash, securities or other property.

Additional Information about the Transaction and Where to Find It

The Business Combination has been approved by the boards of directors of ACAC, PubCo and Foxx, and will be submitted to stockholders of ACAC and the stockholders of Foxx for their approval. ACAC started mailing of a definitive proxy statement and other relevant documents to its stockholders on August 1, 2024, and the record date established for voting on the proposed transaction was on July 19. 2024. The special meeting of the stockholders of ACAC is scheduled to be held on August 27, 2024. ACAC stockholders are urged to read the definitive proxy statement/prospectus included in the Registration Statement on Form F-4 (File No. 333- 280613) that was filed publicly by the Purchaser and declared effective by the SEC on July 29, 2024. ACAC stockholders will also be able to obtain a free copy of the definitive proxy statement/prospectus, as well as other filings containing information about ACAC, without charge, at the SEC’s website (www.sec.gov).

Special Meeting III and Extension Notes

On April 9, 2024, the Company held a special meeting of stockholders (the “Special Meeting III”), at which the stockholders of the Company approved, among other things, the proposal to amend the then-effective Company Charter to allow the Company until April 14, 2024 to consummate the Business Combination, and, without another stockholder vote, to elect to extend the deadline to complete a Business Combination (the “Combination Deadline”) on a monthly basis for up to nine (9) times, up to January 14, 2025, by depositing the lesser of (i) $50,000 and (ii) $0.033 for each public share into the Trust Account. Upon the stockholders’ approval, on April 10, 2024, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Third Amended Charter”). In connection with the Special Meeting III, 1,439,666 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the Third Amended Charter, the Company may extend the Combination Deadline on a monthly basis from April 14, 2024 for up to nine times, up to January 14, 2025, by depositing $50,000 each month into the Trust Account. Following the Special Meeting III, the Sponsor deposited four monthly payments, and Foxx deposited one monthly payment into the Trust Account to extend the Combination Deadline to September 14, 2024. The five monthly payments were evidenced by four promissory notes issued by the Company to the Sponsor and one promissory note issued by the Company to Foxx, each in the principal amount of $50,000.

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

On December 5, 2023 and June 11, 2024, respectively, the Company issued an unsecured promissory note of $500,000 (collectively, the “Working Capital Notes”)  to the Sponsor. The proceeds of the Working Capital Notes, which may be drawn down from time to time until the Company consummates its initial business combination, and will be used as general working capital purposes.

The Working Capital Notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Working Capital Notes has the right, but not the obligation, to convert the Working Capital Notes, in whole or in part, respectively, into private placement warrants of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Working Capital Notes at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

The issuance of the Working Capital Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On July 23, 2024, the Company received a letter (the “ Letter ”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“ Nasdaq ”) that, for the last 30 consecutive business days, the Market Value of Listed Securities (“MVLS”) for the Company was below the $35 million minimum MVLS requirement for continued listing on the Nasdaq Capital Market (the “Capital Market”) under Nasdaq Listing Rule 5550(b)(2) (the “ MVLS Rule ”). The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until January 20, 2025 (the “Compliance Period”), to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company must be at least $35 million for a minimum of 10 consecutive business days at any time during this Compliance Period. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

If the Company does not regain compliance with the MVLS Rule by the Compliance Date, Nasdaq will provide written notification that its securities will be subject to delisting. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination.

The Company is monitoring its MVLS and is evaluating options to regain compliance with the MVLS Rule. However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and the search for a target candidate following the consummation of the IPO. Our only activities from inception through June 30, 2024 were organizational activities and those necessary to prepare for the IPO and search for a target candidate. We do not expect to generate any operating revenues until after the completion of the Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, the Business Combination.

For the three months ended June 30, 2024 and 2023, we had net loss of $245,297 and net income of $90,945, respectively, mainly from income on our investment less our formation and operating costs and tax expenses. For the six months ended June 30, 2024 and 2023, we had net loss of $142,648 and net income of $454,603, respectively, mainly from income on our investment less our formation and operating costs and tax expenses.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2024 had been satisfied through initial payment from the Sponsor of $25,000, proceeds from the Private Placement of $5,240,000, and loan from sponsor of $2,503,327.

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

As of June 30, 2024, the Company had cash of $4,665 and a working capital deficit of $3,346,481 (excluding taxes payable which will be paid out from Trust).

On February 8, 2023, in connection with the Special Meeting I, 4,981,306 shares of Class A common stock of the Company were rendered for redemption at $10.33 per share. On July 11, 2023, in connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled at $10.82 per share. On May 9, 2024, in connection with the New Extension Amendment Proposal, 1,439,666 shares of Class A common stock of the Company were redeemed and cancelled at $11.24 per share, resulting in approximately $21.2 million remaining in the Trust Account as of June 30, 2024.

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

Pursuant to the Third Amended Charter, the Company may extend the Combination Deadline on a monthly basis from April 14, 2024 for up to nine times, up to January 14, 2025, by depositing $50,000 each month into the Trust Account. As of the date of this report, between July 12, 2023 and March 12, 2024, an aggregate of $675,000 of extension payments, or nine monthly extension payments of $75,000, were deposited into the Trust Account, which enabled the Company to extend the period of time it has to consummate the Business Combination on a monthly basis from July 14, 2023 to April 14, 2024. Following the Special Meeting III, the Sponsor deposited four monthly payments, and Foxx deposited one monthly payment, into the Trust Account, to extend the Combination Deadline to September 14, 2024. The five monthly payments were evidenced by four promissory notes issued by the Company to the Sponsor and one promissory note issued by the Company to Foxx (the “Foxx Note”), each in the principal amount of $50,000.

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

The Foxx Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The Foxx Note is not convertible into any securities of the Company.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2024 and December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments held in Trust Account

At June 30, 2024 and December 31, 2023, $21,214,423 and $36,672,846 of the assets held in the Trust Account, respectively, were held in money market funds, which are invested in short term U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024, common stock subject to possible redemption are presented at redemption value of $11.58 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer (who also serves as our chief financial officer) (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to presence of material weaknesses in internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 12, 2024, an aggregate of $50,000 (the “August Monthly Extension Payment”) was deposited into the trust account of the Company for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from August 14, 2024 to September 14, 2024. The Extension is the fifth of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the August Monthly Extension Payment, the Company issued an unsecured promissory note of $50,000 to Foxx Development Inc (the “Foxx Note”). The Foxx Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The Foxx Note is not convertible into any securities of the Company.

The issuance of the Foxx Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A copy of the Foxx Note is attached as Exhibit 10.6 to this this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 5 are intended to be summaries only and are qualified in their entirety by reference to the Foxx Note.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment to the Business Combination Agreement, dated May 31, 2024, by and between ACAC, PubCo, Merger Sub, and Foxx (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 3, 2024)
10.1	Promissory Note, dated April 10, 2024, issued by Acri Capital Acquisition Corporation to Acri Capital Sponsor LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on April 10, 2024)
10.2	Promissory Note, dated May 9, 2024, issued by Acri Capital Acquisition Corporation to Acri Capital Sponsor LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on May 10, 2024)
10.3	Promissory Note, dated June 11, 2024, issued by Acri Capital Acquisition Corporation to Acri Capital Sponsor LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 12, 2024)
10.4	Promissory Note, dated June 11, 2024, issued by Acri Capital Acquisition Corporation to Acri Capital Sponsor LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on June 12, 2024)
10.5	Promissory Note, dated July 11, 2024, issued by Acri Capital Acquisition Corporation to Acri Capital Sponsor LLC (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 12, 2024)
10.6	Promissory Note, dated August 12, 2024, issued by Acri Capital Acquisition Corporation to Foxx Development Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acri Capital Acquisition Corporation

Date: August 14, 2024	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)